Form 10-Q
period 2025-06-30
AMES NATIONAL CORP
filed 2025-08-08
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 8,898,689 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$24,148	$19,525
Interest-bearing deposits in financial institutions and federal funds sold	71,063	81,702
Total cash and cash equivalents	95,211	101,227
Interest-bearing time deposits	6,918	6,166
Securities available-for-sale	644,702	648,513
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,166	3,883
Loans receivable, net	1,279,644	1,303,917
Loans held for sale	341	342
Bank premises and equipment, net	21,239	21,567
Accrued income receivable	12,166	13,864
Bank-owned life insurance	3,256	3,214
Deferred income taxes, net	9,949	14,056
Intangible assets, net	938	1,092
Goodwill	12,424	12,424
Other assets	2,890	2,915

Total assets	$2,092,844	$2,133,180

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$309,379	$358,386
Interest-bearing checking	629,728	619,951
Savings and money market	547,277	540,491
Time, $250 and over	88,692	84,996
Other time	244,129	242,858
Total deposits	1,819,205	1,846,682

Securities sold under agreements to repurchase	40,061	52,412
Other borrowings	30,652	46,952
Dividends payable	-	1,790
Accrued interest payable	2,472	3,208
Accrued expenses and other liabilities	7,425	7,430
Total liabilities	1,899,815	1,958,474

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,898,689 and 8,949,110 shares as of June 30, 2025 and December 31, 2024, respectively	17,797	17,898
Additional paid-in capital	12,907	13,635
Retained earnings	188,442	182,236
Accumulated other comprehensive (loss)	(26,117)	(39,063)
Total stockholders' equity	193,029	174,706

Total liabilities and stockholders' equity	$2,092,844	$2,133,180

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Interest and dividend income:
Loans, including fees	$16,667	$16,220	$33,341	$32,042
Securities:
Taxable	3,116	3,027	5,956	6,119
Tax-exempt	450	508	903	1,043
Other interest and dividend income	1,252	780	2,403	1,442
Total interest and dividend income	21,485	20,535	42,603	40,646

Interest expense:
Deposits	7,387	8,170	14,806	15,759
Other borrowed funds	632	1,493	1,416	3,109
Total interest expense	8,019	9,663	16,222	18,868

Net interest income	13,466	10,872	26,381	21,778

Credit loss expense	108	182	1,070	351

Net interest income after credit loss expense	13,358	10,690	25,311	21,427

Noninterest income:
Wealth management income	1,518	1,476	2,962	2,671
Service fees	378	341	748	663
Securities (losses), net	-	-	-	(165)
Gain on sale of loans held for sale	150	166	225	249
Merchant and card fees	392	423	740	785
Other noninterest income	203	213	513	593
Total noninterest income	2,641	2,619	5,188	4,796

Noninterest expense:
Salaries and employee benefits	6,479	6,437	12,852	12,674
Data processing	1,456	1,568	2,808	3,003
Occupancy expenses, net	728	716	1,500	1,493
FDIC insurance assessments	275	296	535	597
Professional fees	540	863	1,025	1,323
Business development	311	285	683	665
Intangible asset amortization	77	86	154	173
New market tax credit projects amortization	191	175	383	349
Other operating expenses, net	306	314	686	657
Total noninterest expense	10,363	10,740	20,626	20,934

Income before income taxes	5,636	2,569	9,873	5,289

Provision for income taxes	1,125	385	1,919	801

Net income	$4,511	$2,184	$7,954	$4,488

Basic and diluted earnings per share	$0.51	$0.24	$0.89	$0.50

Dividends declared per share	$-	$0.27	$0.20	$0.54

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$4,511	$2,184	$7,954	$4,488
Unrealized gains on securities before tax:
Unrealized holding gains arising during the period	7,530	2,304	17,021	1,977
Plus: reclassification adjustment for losses realized in net income	-	-	-	165
Other comprehensive income, before tax	7,530	2,304	17,021	2,142
Tax expense related to other comprehensive income	(1,792)	(547)	(4,051)	(509)
Other income tax effects from tax reform	(14)	(10)	(24)	(12)
Other comprehensive income, net of tax	5,724	1,747	12,946	1,621
Comprehensive income	$10,235	$3,931	$20,900	$6,109

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share data)

					Accumulated
					Other
Three Months Ended June 30, 2025 and 2024					Comprehensive	Total
	Common Stock		Additional Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, March 31, 2024	8,992,167	$17,984	$14,253	$180,316	$(47,013)	$165,540
Net income	-	-	-	2,184	-	2,184
Other income tax effects from tax reform	-	-	-	10	-	10
Other comprehensive income	-	-	-	-	1,747	1,747
Cash dividends declared, $0.27 per share	-	-	-	(2,428)	-	(2,428)
Balance, June 30, 2024	8,992,167	$17,984	$14,253	$180,082	$(45,266)	$167,053

Balance, March 31, 2025	8,915,557	$17,831	$13,152	$183,914	$(31,841)	$183,056
Net income	-	-	-	4,511	-	4,511
Other income tax effects from tax reform	-	-	-	14	-	14
Other comprehensive income	-	-	-	-	5,724	5,724
Repurchase and retirement of stock	(16,868)	(34)	(245)	-	-	(279)
Cash dividends declared on retired stock	-	-	-	3	-	3
Balance, June 30, 2025	8,898,689	$17,797	$12,907	$188,442	$(26,117)	$193,029

					Accumulated
					Other
Six Months Ended June 30, 2025 and 2024					Comprehensive	Total
	Common Stock		Additional Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2023	8,992,167	$17,984	$14,253	$180,438	$(46,887)	$165,788
Net income	-	-	-	4,488	-	4,488
Other income tax effects from tax reform	-	-	-	12	-	12
Other comprehensive income	-	-	-	-	1,621	1,621
Cash dividends declared, $0.54 per share	-	-	-	(4,856)	-	(4,856)
Balance, June 30, 2024	8,992,167	$17,984	$14,253	$180,082	$(45,266)	$167,053

Balance, December 31, 2024	8,949,110	$17,898	$13,635	$182,236	$(39,063)	$174,706
Net income	-	-	-	7,954	-	7,954
Other income tax effects from tax reform	-	-	-	24	-	24
Other comprehensive income	-	-	-	-	12,946	12,946
Repurchase and retirement of stock	(50,421)	(101)	(728)	-	-	(829)
Cash dividends declared, $0.20 per share	-	-	-	(1,772)	-	(1,772)
Balance, June 30, 2025	8,898,689	$17,797	$12,907	$188,442	$(26,117)	$193,029

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Six Months Ended June 30, 2025 and 2024

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,954	$4,488
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense for loans	1,069	423
Credit loss expense (benefit) for off-balance sheet credit exposures	1	(72)
Amortization of securities available-for-sale and loans, net	194	529
Amortization of intangible assets	154	173
Depreciation	638	654
Provision for deferred income taxes	56	(35)
Securities losses, net	-	165
Increase in cash value of bank-owned life insurance	(42)	(40)
Gain on sales of loans held for sale	(225)	(249)
Proceeds from loans held for sale	11,382	11,992
Originations of loans held for sale	(11,156)	(12,129)
Amortization of investment in New Markets Tax Credit projects	383	349
Gain on other real estate owned, net	-	(11)
Change in assets and liabilities:
Decrease in accrued income receivable	1,698	469
Decrease (increase) in other assets	(233)	207
(Decrease) in accrued interest payable	(736)	(1,519)
(Decrease) in accrued expenses and other liabilities	(6)	(134)
Net cash provided by operating activities	11,131	5,260

CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest-bearing time deposits	(752)	2,489
Purchase of securities available-for-sale	(57,915)	(11,614)
Proceeds from sale of securities available-for-sale	-	2,049
Proceeds from maturities and calls of securities available-for-sale	78,489	48,478
Purchase of FHLB stock	(1,703)	(6,344)
Proceeds from the redemption of FHLB and FRB stock	2,420	5,482
Net (increase) decrease in loans	23,054	(3,815)
Net proceeds from the sale of other real estate owned	89	82
Purchase of premises and equipment	(310)	(164)
Net cash provided by investing activities	43,372	36,643

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(27,477)	9,282
(Decrease) in securities sold under agreements to repurchase	(12,351)	(13,330)
Payments on other borrowings	(19,100)	(110,658)
Proceeds from other borrowings	2,800	107,000
Net (payments on) FHLB short-term borrowings	-	(21,000)
Dividends paid	(3,562)	(4,856)
Stock repurchases	(829)	-
Net cash used in financing activities	(60,519)	(33,562)

Net increase (decrease) in cash and cash equivalents	(6,016)	8,341

CASH AND CASH EQUIVALENTS
Beginning	101,227	55,101
Ending	$95,211	$63,442

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)

(in thousands)

Six Months Ended June 30, 2025 and 2024

	2025	2024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$16,958	$20,387
Income taxes	2,161	53

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$214	$71

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Dividends declared, not paid	$-	$2,428

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2024 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of June 30, 2025.

New and Pending Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands segment disclosure requirements for public entities to include disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024, and did not have a material impact on the consolidated financial statements. See Note 13 for the new interim segment disclosures.

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

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2025 and 2024 was 8,900,515 and 8,992,167, respectively. The weighted average outstanding shares for the six months ended June 30, 2025 and 2024 was 8,908,904 and 8,992,167, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

3.	Off-Balance Sheet Arrangements

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

4.	Fair Value Measurements

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of  June 30, 2025 and  December 31, 2024 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2025
Assets
Securities available-for-sale
U.S. government treasuries	$158,667	$158,667	$-	$-
U.S. government agencies	85,510	-	85,510	-
U.S. government mortgage-backed securities	103,660	-	103,660	-
State and political subdivisions	235,638	-	235,638	-
Corporate bonds	61,227	-	61,227	-
Loans receivable	8,001	-	8,001	-
Derivative financial instruments	844	-	844	-

Liabilities
Derivative financial instruments	$406	$-	$406	$-

2024
Assets
Securities available-for-sale
U.S. government treasuries	$167,715	$167,715	$-	$-
U.S. government agencies	83,433	-	83,433	-
U.S. government mortgage-backed securities	91,050	-	91,050	-
State and political subdivisions	245,562	-	245,562	-
Corporate bonds	60,753	-	60,753	-
Loans receivable	7,923	-	7,923	-
Derivative financial instruments	996	-	996	-

Liabilities
Derivative financial instruments	$248	$-	$248	$-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of June 30, 2025 and  December 31, 2024 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2025

Collateral dependent loans	$3,766	$-	$-	$3,766

2024

Collateral dependent loans	$385	$-	$-	$385

As of June 30, 2025, individually analyzed collateral dependent loans with a carrying value of $4.2 million were reduced by a specific reserve of $472 thousand, resulting in a reporting fair value of $3.8 million. As of December 31, 2024, individually analyzed collateral dependent loans with a carrying value of $483 thousand were reduced by a specific reserve of $98 thousand resulting in a reporting fair value of $385 thousand.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2025 and  December 31, 2024 are as follows (in thousands):

	2025
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$3,766	Fair value of collateral	Valuation adjustments	0% - 25%

	2024
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$385	Fair value of collateral	Valuation adjustments	0% - 25%

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of June 30, 2025 and  December 31, 2024 (in thousands):

		2025		2024
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$95,211	$95,211	$101,227	$101,227
Interest-bearing time deposits	Level 1	6,918	6,826	6,166	5,938
Securities available-for-sale	See previous table	644,702	644,702	648,513	648,513
FHLB and FRB stock	Level 2	3,166	3,166	3,883	3,883
Loans receivable, net	Level 3	1,279,644	1,244,423	1,303,917	1,261,703
Loans held for sale	Level 2	341	341	342	342
Accrued income receivable	Level 1	12,166	12,166	13,864	13,864
Derivative financial instruments	Level 2	844	844	996	996
Financial liabilities:
Deposits	Level 2	$1,819,205	$1,819,218	$1,846,682	$1,848,472
Securities sold under agreements to repurchase	Level 1	40,061	40,061	52,412	52,412
Other borrowings	Level 2	30,652	30,513	46,952	46,543
Accrued interest payable	Level 1	2,472	2,472	3,208	3,208
Derivative financial instruments	Level 2	406	406	248	248

The methodologies used to determine fair value as of  June 30, 2025 did not change from the methodologies described in the December 31, 2024 Annual Financial Statements.

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

5.	Debt Securities

The amortized cost of securities available-for-sale and their approximate fair values as of June 30, 2025 and  December 31, 2024 are summarized below (in thousands):

2025:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$163,946	$253	$(5,532)	$158,667
U.S. government agencies	88,726	87	(3,303)	85,510
U.S. government mortgage-backed securities	113,399	51	(9,790)	103,660
State and political subdivisions	249,344	138	(13,844)	235,638
Corporate bonds	64,281	60	(3,114)	61,227
	$679,696	$589	$(35,583)	$644,702

2024:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$176,483	$8	$(8,776)	$167,715
U.S. government agencies	88,625	2	(5,194)	83,433
U.S. government mortgage-backed securities	103,964	6	(12,920)	91,050
State and political subdivisions	266,118	35	(20,591)	245,562
Corporate bonds	65,338	7	(4,592)	60,753
	$700,528	$58	$(52,073)	$648,513

The amortized cost and fair value of debt securities available-for-sale as of June 30, 2025, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$94,816	$93,398
Due after one year through five years	381,451	364,726
Due after five years through ten years	87,927	80,857
Due after ten years	2,103	2,061
	$566,297	$541,042
U.S. government mortgage-backed securities	113,399	103,660
Total	$679,696	$644,702

The Company's investment portfolio had an expected duration of 3.1 years as of June 30, 2025.

Securities with a carrying value of $298.3 million and $292.8 million at June 30, 2025 and  December 31, 2024, respectively, were pledged on public deposits, securities sold under agreements to repurchase, other borrowings and for other purposes as required or permitted by law.

The proceeds and losses on securities available-for-sale for the three and six months ended June 30, 2025 and 2024 are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Proceeds from sales of securities available-for-sale	$-	$-	$-	$2,049
Gross realized gains on securities available-for-sale	-	-	-	-
Gross realized losses on securities available-for-sale	-	-	-	(165)

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2025 and  December 31, 2024 are summarized as follows (in thousands):

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2025:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$3,020	$(7)	1	$126,092	$(5,525)	73	$129,112	$(5,532)
U.S. government agencies	3,066	(22)	1	71,156	(3,281)	64	74,222	(3,303)
U.S. government mortgage-backed securities	7,751	(57)	5	82,612	(9,733)	150	90,363	(9,790)
State and political subdivisions	9,487	(167)	16	212,559	(13,677)	412	222,046	(13,844)
Corporate bonds	990	(3)	1	53,977	(3,111)	67	54,967	(3,114)
	$24,314	$(256)	24	$546,396	$(35,327)	766	$570,710	$(35,583)

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2024:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$5,466	$(43)	2	$159,321	$(8,733)	94	$164,787	$(8,776)
U.S. government agencies	3,953	(34)	2	77,166	(5,160)	70	81,119	(5,194)
U.S. government mortgage-backed securities	3,740	(64)	5	86,870	(12,856)	154	90,610	(12,920)
State and political subdivisions	13,944	(253)	25	226,201	(20,338)	440	240,145	(20,591)
Corporate bonds	3,153	(27)	4	56,604	(4,565)	74	59,757	(4,592)
	$30,256	$(421)	38	$606,162	$(51,652)	832	$636,418	$(52,073)

Gross unrealized losses on debt securities totaled $35.6 million as of June 30, 2025. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. As of June 30, 2025 and  December 31, 2024, the Company determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Furthermore, the Company does not have the intent to sell any of these AFS debt securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Accrued interest receivable on AFS debt securities totaled $3.0 million and $2.9 million as of June 30, 2025 and  December 31, 2024, respectively, and is excluded from the estimate of credit losses.

6.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of June 30, 2025 and  December 31, 2024 is as follows (in thousands):

	2025	2024

Real estate - construction	$57,304	$59,281
Real estate - 1 to 4 family residential	312,570	309,704
Real estate - multi-family	204,409	200,209
Real estate - commercial	321,009	350,493
Real estate - agricultural	159,845	159,880
Commercial	97,129	90,023
Agricultural	126,425	134,157
Consumer and other	17,730	17,066
	1,296,421	1,320,813
Unallocated portfolio layer basis adjustments[1]	194	162
Less allowance for credit losses	(16,971)	(17,058)
Loans receivable, net	$1,279,644	$1,303,917

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses (ACL) and other basis adjustments. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Accrued interest receivable on loans held for investment totaled $9.1 million and $10.9 million as of June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Allowance for Credit Losses for Loans. The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. Expected credit loss inherent in non-cancelable off-balance-sheet (“OBS”) credit exposures is accounted for as a separate liability on the consolidated balance sheet. The Company's allowance for credit losses for OBS credit exposures was $944 thousand and $943 thousand as of June 30, 2025 and  December 31, 2024, respectively. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

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

Activity in the allowance for credit losses, on a disaggregated basis, for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30, 2025
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2025	$503	$3,850	$2,152	$4,940	$1,589	$2,886	$1,674	$410	$18,004
Credit loss expense (benefit) [1]	(23)	32	69	(432)	(16)	109	317	19	75
Recoveries of loans charged-off	1	-	-	-	-	2	-	-	3
Loans charged-off	-	(2)	-	-	-	(1,109)	-	-	(1,111)
Balance, June 30, 2025	$481	$3,880	$2,221	$4,508	$1,573	$1,888	$1,991	$429	$16,971

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $33 thousand related to off-balance sheet credit exposures.

	Six Months Ended June 30, 2025
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2024	$482	$3,890	$2,188	$4,932	$1,584	$1,759	$1,805	$418	$17,058
Credit loss expense (benefit) 1	42	(8)	33	(424)	(11)	1,240	186	11	1,069
Recoveries of loans charged-off	1	-	-	-	-	3	-	1	5
Loans charged-off	(44)	(2)	-	-	-	(1,114)	-	(1)	(1,161)
Balance, June 30, 2025	$481	$3,880	$2,221	$4,508	$1,573	$1,888	$1,991	$429	$16,971

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $1 thousand related to off-balance sheet credit exposures.

	Three Months Ended June 30, 2024
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2024	$453	$3,309	$2,537	$5,494	$1,221	$1,913	$1,588	$437	$16,952
Credit loss expense (benefit) 1	(40)	39	47	36	5	1	122	41	251
Recoveries of loans charged-off	-	1	-	-	-	1	-	1	3
Loans charged-off	-	-	-	-	-	(3)	-	-	(3)
Balance, June 30, 2024	$413	$3,349	$2,584	$5,530	$1,226	$1,912	$1,710	$479	$17,203

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $69 thousand related to off-balance sheet credit exposures.

	Six Months Ended June 30, 2024
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2023	$408	$3,333	$2,542	$5,236	$1,238	$1,955	$1,607	$457	$16,776
Credit loss expense (benefit) 1	5	14	42	294	(12)	(42)	103	19	423
Recoveries of loans charged-off	-	2	-	-	-	2	-	3	7
Loans charged-off	-	-	-	-	-	(3)	-	-	(3)
Balance, June 30, 2024	$413	$3,349	$2,584	$5,530	$1,226	$1,912	$1,710	$479	$17,203

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

Collateral Dependent Loans. The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans (in thousands):

	Primary Type of Collateral
June 30, 2025	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	586	-	-	586	-
Real estate - multi-family	926	-	-	926	-
Real estate - commercial	11,241	-	-	11,241	-
Real estate - agricultural	1,480	-	-	1,480	-
Commercial	450	379	927	1,756	115
Agricultural	2,581	-	296	2,877	351
Consumer and other	-	-	2	2	-

	$17,264	$379	$1,225	$18,868	$466

	Primary Type of Collateral
December 31, 2024	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$62	$-	$-	$62	$-
Real estate - 1 to 4 family residential	696	-	-	696	40
Real estate - multi-family	947	-	-	947	-
Real estate - commercial	10,785	-	-	10,785	-
Real estate - agricultural	420	-	-	420	-
Commercial	460	398	405	1,263	50
Agricultural	213	-	357	570	-
Consumer and other	-	-	3	3	-

	$13,583	$398	$765	$14,746	$90

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans on nonaccrual status with no allowance for credit losses recorded by loan segment (in thousands):

	Total Nonaccrual		Nonaccrual with no ACL
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024

Real estate - construction	$-	$62	$-	$62
Real estate - 1 to 4 family residential	586	696	586	626
Real estate - multi-family	926	947	926	947
Real estate - commercial	11,224	10,768	11,224	10,768
Real estate - agricultural	1,480	420	406	420
Commercial	1,784	1,298	1,007	893
Agricultural	2,877	570	494	570
Consumer and other	8	11	2	3

	$18,885	$14,772	$14,645	$14,289

The interest income recognized on nonaccrual loans for the three months ended  June 30, 2025 was approximately $1 thousand, while there was no interest income recognized on nonaccrual loans for the three months ended June 30, 2024. The interest income recognized on nonaccrual loans for the six months ended June 30, 2025 and 2024 was approximately $2 thousand and $38 thousand, respectively.

The interest foregone on nonaccrual loans for the three months ended  June 30, 2025 and 2024 was approximately $636 thousand and $217 thousand, respectively. The interest foregone on nonaccrual loans for the six months ended June 30, 2025 and 2024 was approximately $963 thousand and $456 thousand, respectively.

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

The Company made no loan modifications to borrowers experiencing financial difficulty for the six months ended June 30, 2025 and 2024.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company had no net charge-offs for the three and six months ended  June 30, 2025 and 2024 related to loan modifications to borrowers experiencing financial difficulties.

There were no loan modifications that had a payment default and were modified in the twelve months before default as of June 30, 2025. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

Aging Analysis. An aging analysis of the recorded investments in loans, on a disaggregated basis, as of June 30, 2025 and  December 31, 2024, is as follows (in thousands):

2025		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$30	$-	$30	$57,274	$57,304	$-
Real estate - 1 to 4 family residential	3,719	152	3,871	308,699	312,570	-
Real estate - multi-family	-	-	-	204,409	204,409	-
Real estate - commercial	290	2,563	2,853	318,156	321,009	-
Real estate - agricultural	1,413	133	1,546	158,299	159,845	133
Commercial	1,080	-	1,080	96,049	97,129	-
Agricultural	139	2,308	2,447	123,978	126,425	-
Consumer and other	2	2	4	17,726	17,730	-

	$6,673	$5,158	$11,831	$1,284,590	$1,296,421	$133

2024		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$63	$63	$59,218	$59,281	$-
Real estate - 1 to 4 family residential	1,744	204	1,948	307,756	309,704	23
Real estate - multi-family	-	-	-	200,209	200,209	-
Real estate - commercial	332	2,501	2,833	347,660	350,493	-
Real estate - agricultural	651	660	1,311	158,569	159,880	660
Commercial	288	356	644	89,379	90,023	-
Agricultural	68	53	121	134,036	134,157	53
Consumer and other	5	-	5	17,061	17,066	-

	$3,088	$3,837	$6,925	$1,313,888	$1,320,813	$736

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

The following tables show the risk category of loans by loan segment and year of origination as of June 30, 2025 and  December 31, 2024 (in thousands):

June 30, 2025	Amortized Cost Basis of Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Real estate - construction
Pass	$24,995	$14,747	$14,939	$-	$208	$171	$1,766	$56,826
Watch	478	-	-	-	-	-	-	478
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	-	-	-	-	-	-	-
Total	$25,473	$14,747	$14,939	$-	$208	$171	$1,766	$57,304

Current-period gross charge-offs	$-	$44	$-	$-	$-	$-	$-	$44

Real estate - 1-4 family residential
Pass	$28,074	$42,173	$40,990	$64,369	$47,855	$50,102	$21,582	$295,145
Watch	358	804	1,703	89	9,320	1,137	157	13,568
Special Mention	-	-	95	637	737	-	200	1,669
Substandard	-	65	422	-	1,025	89	-	1,601
Substandard-Impaired	375	84	76	-	-	52	-	587
Total	$28,807	$43,126	$43,286	$65,095	$58,937	$51,380	$21,939	$312,570

Current-period gross charge-offs	$-	$-	$-	$-	$-	$2	$-	$2

Real estate - multi-family
Pass	$17,887	$12,736	$9,566	$47,916	$26,064	$44,200	$6,061	$164,430
Watch	855	7,012	1,069	-	19,462	2,149	-	30,547
Special Mention	-	-	8,505	-	-	-	-	8,505
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	927	-	-	-	-	-	-	927
Total	$19,669	$19,748	$19,140	$47,916	$45,526	$46,349	$6,061	$204,409

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$25,068	$26,818	$22,413	$60,779	$44,034	$69,747	$1,598	$250,457
Watch	1,603	4,796	1,960	18,951	5,535	4,325	98	37,268
Special Mention	1,867	-	-	-	-	897	-	2,764
Substandard	2,552	-	-	-	15,692	991	61	19,296
Substandard-Impaired	488	802	7,371	2,563	-	-	-	11,224
Total	$31,578	$32,416	$31,744	$82,293	$65,261	$75,960	$1,757	$321,009

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$14,437	$15,861	$16,520	$25,331	$26,749	$39,306	$3,114	$141,318
Watch	6,567	2,139	1,019	1,104	1,065	3,560	-	15,454
Special Mention	-	-	-	-	-	-	-	-
Substandard	450	-	1,258	-	64	91	-	1,863
Substandard-Impaired	-	-	79	-	136	995	-	1,210
Total	$21,454	$18,000	$18,876	$26,435	$28,014	$43,952	$3,114	$159,845

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

June 30, 2025	Amortized Cost Basis of Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial
Pass	$7,202	$10,047	$7,992	$8,558	$5,046	$3,781	$39,818	$82,444
Watch	586	818	7,080	661	999	187	2,515	12,846
Special Mention	38	-	-	-	-	-	-	38
Substandard	-	-	-	17	-	-	-	17
Substandard-Impaired	694	411	28	-	-	62	589	1,784
Total	$8,520	$11,276	$15,100	$9,236	$6,045	$4,030	$42,922	$97,129

Current-period gross charge-offs	$1,104	$-	$-	$-	$-	$10	$-	$1,114

Agricultural
Pass	$13,522	$7,195	$3,773	$4,193	$2,442	$1,548	$70,573	$103,246
Watch	5,898	704	522	286	218	196	12,073	19,897
Special Mention	-	-	-	-	-	-	-	-
Substandard	499	-	-	28	-	20	123	670
Substandard-Impaired	-	1,009	30	-	242	341	990	2,612
Total	$19,919	$8,908	$4,325	$4,507	$2,902	$2,105	$83,759	$126,425

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$3,875	$3,800	$3,649	$1,890	$1,689	$2,003	$787	$17,693
Watch	-	13	-	-	-	-	-	13
Special Mention	-	-	-	-	-	-	-	-
Substandard	9	-	4	-	-	-	-	13
Substandard-Impaired	-	3	2	-	-	6	-	11
Total	$3,884	$3,816	$3,655	$1,890	$1,689	$2,009	$787	$17,730

Current-period gross charge-offs	$-	$1	$-	$-	$-	$-	$-	$1

Total loans
Pass	$135,060	$133,377	$119,842	$213,036	$154,087	$210,858	$145,299	$1,111,559
Watch	16,345	16,286	13,353	21,091	36,599	11,554	14,843	130,071
Special Mention	1,905	-	8,600	637	737	897	200	12,976
Substandard	3,510	65	1,684	45	16,781	1,191	184	23,460
Substandard-Impaired	2,484	2,309	7,586	2,563	378	1,456	1,579	18,355
Total	$159,304	$152,037	$151,065	$237,372	$208,582	$225,956	$162,105	$1,296,421

Current-period gross charge-offs	$1,104	$45	$-	$-	$-	$12	$-	$1,161

December 31, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real estate - construction
Pass	$37,743	$16,689	$1,640	$228	$11	$161	$1,991	$58,463
Watch	756	-	-	-	-	-	-	756
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	62	-	-	-	-	-	-	62
Total	$38,561	$16,689	$1,640	$228	$11	$161	$1,991	$59,281

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$46,850	$44,736	$66,864	$52,746	$41,574	$18,767	$21,325	$292,862
Watch	1,233	1,212	91	9,535	1,003	303	95	13,472
Special Mention	-	-	639	-	289	-	-	928
Substandard	-	424	-	1,230	-	90	-	1,744
Substandard-Impaired	568	-	-	70	-	60	-	698
Total	$48,651	$46,372	$67,594	$63,581	$42,866	$19,220	$21,420	$309,704

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$15,316	$20,441	$49,932	$31,822	$36,556	$10,771	$5,735	$170,573
Watch	6,517	-	-	19,971	-	-	-	26,488
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	2,200	-	-	2,200
Substandard-Impaired	948	-	-	-	-	-	-	948
Total	$22,781	$20,441	$49,932	$51,793	$38,756	$10,771	$5,735	$200,209

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$37,014	$30,228	$71,779	$51,164	$53,722	$26,685	$3,995	$274,587
Watch	4,749	5,429	14,982	5,484	6,005	548	241	37,438
Special Mention	-	-	-	-	2,893	-	-	2,893
Substandard	828	2,637	-	15,978	4,355	1,009	-	24,807
Substandard-Impaired	513	7,753	2,502	-	-	-	-	10,768
Total	$43,104	$46,047	$89,263	$72,626	$66,975	$28,242	$4,236	$350,493

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$20,951	$17,331	$28,074	$29,180	$21,796	$22,366	$2,562	$142,260
Watch	1,994	5,259	373	1,541	2,813	3,477	-	15,457
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	1,275	-	746	-	-	-	2,021
Substandard-Impaired	-	-	-	142	-	-	-	142
Total	$22,945	$23,865	$28,447	$31,609	$24,609	$25,843	$2,562	$159,880

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

December 31, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$14,729	$10,589	$10,677	$7,405	$1,475	$3,298	$28,192	$76,365
Watch	726	6,926	215	-	244	136	2,138	10,385
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,150	-	24	-	-	-	800	1,974
Substandard-Impaired	782	45	-	1	-	65	406	1,299
Total	$17,387	$17,560	$10,916	$7,406	$1,719	$3,499	$31,536	$90,023

Current-period gross charge-offs	$465	$-	$-	$-	$-	$9	$-	$474

Agricultural
Pass	$14,463	$5,547	$5,057	$3,499	$1,429	$503	$85,222	$115,720
Watch	1,822	563	356	261	8	186	12,249	15,445
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,159	-	-	72	380	-	1,113	2,724
Substandard-Impaired	-	54	-	214	-	-	-	268
Total	$17,444	$6,164	$5,413	$4,046	$1,817	$689	$98,584	$134,157

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$5,845	$4,451	$2,435	$1,931	$1,608	$758	$11	$17,039
Watch	15	-	-	-	-	-	-	15
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	1	-	3	-	8	-	-	12
Total	$5,861	$4,451	$2,438	$1,931	$1,616	$758	$11	$17,066

Current-period gross charge-offs	$9	$-	$-	$-	$-	$-	$-	$9

Total loans
Pass	$192,911	$150,012	$236,458	$177,975	$158,171	$83,309	$149,033	$1,147,869
Watch	17,812	19,389	16,017	36,792	10,073	4,650	14,723	119,456
Special Mention	-	-	639	-	3,182	-	-	3,821
Substandard	3,137	4,336	24	18,026	6,935	1,099	1,913	35,470
Substandard-Impaired	2,874	7,852	2,505	427	8	125	406	14,197
Total	$216,734	$181,589	$255,643	$233,220	$178,369	$89,183	$166,075	$1,320,813

Current-period gross charge-offs	$474	$-	$-	$-	$-	$9	$-	$483

7.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at June 30, 2025 and  December 31, 2024 (in thousands):

	2025		2024
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$5,473	$6,411	$5,319

The weighted average remaining life of the intangible assets is approximately 2.1 years as of June 30, 2025 and  December 31, 2024.

The following sets forth the activity related to the intangible assets for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Beginning intangible assets, net	$1,015	$1,342	$1,092	$1,429
Amortization	(77)	(86)	(154)	(173)

Ending intangible assets, net	$938	$1,256	$938	$1,256

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2025	$146
2026	269
2027	240
2028	190
2029	93

Total	$938

8.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of June 30, 2025 and  December 31, 2024 (in thousands):

	2025	2024
Securities sold under agreements to repurchase:
U.S. government treasuries	$18,792	$20,396
U.S. government agencies	40,016	43,852
U.S. government mortgage-backed securities	8,758	7,188

Total pledged collateral	$67,566	$71,436

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

9.	Borrowings

On April 25, 2024, the Company entered into a promissory note and line of credit agreement with an unaffiliated bank, providing for a two-year five million dollar line of credit facility.  The Company has secured its obligations under the Credit Agreement by pledging to the Lender all outstanding shares of common stock of its subsidiary bank, Reliance State Bank. The Company had $1 million of outstanding borrowings on the line of credit as of June 30, 2025 and December 31, 2024. The Company was in compliance with all covenants as of June 30, 2025. The Company did not comply with one covenant as of December 31, 2024 requiring the modified Texas Ratio not exceed 20% at the end of each calendar quarter. The modified Texas Ratio is defined as substandard, substandard-impaired loans and other real estate owned, divided by the sum of Tier 1 capital plus the Allowance for Credit Losses – Loans. The modified Texas Ratio was 22.7% as of December 31, 2024 and the lender waived the noncompliance.

FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $235.7 million and $245.3 million at  June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the Company had $27.5 million of FHLB advances with a weighted average interest rate of 4.16%. As of December 31, 2024, the Company had $43.5 million of FHLB advances with a weighted average interest rate of 4.42%.

On June 6, 2022, the Company borrowed $4.0 million on a credit agreement with a commercial bank. The borrowings were used for general corporate purposes. Interest under the note is payable quarterly over four years. Required quarterly principal payments of $150 thousand began in September 2022, with the remaining balance due June 2026. The interest rate is fixed at 3.35% and the outstanding balance was $2.2 million and $2.5 million as of  June 30, 2025 and December 31, 2024, respectively. The note is secured by property in West Des Moines, Iowa.

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

The table below identifies the notional amount, fair value and balance sheet category of the Company's interest rate swaps at June 30, 2025, and  December 31, 2024 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2025
Interest rate swaps	$8,325	$631	Other assets
Interest rate swaps	25,000	(193)	Other liabilities
December 31, 2024
Interest rate swaps	$8,531	$909	Other assets
Interest rate swaps	25,000	(161)	Other liabilities

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as a fair value hedge accounting relationship at June 30, 2025, and  December 31, 2024 (in thousands):

			Cumulative Amount of Fair Value
	Location in the consolidated	Carrying Amount of	Hedging Adjustment Included in
	balance sheet	the Hedged Assets	Carrying Amount of Hedged Assets
June 30, 2025
Interest rate swaps	Loans receivable, net	$50,179	$(437)
December 31, 2024
Interest rate swaps	Loans receivable, net	$52,567	$(748)

Back-to-Back Loan Swaps

The Company has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and six months ended June 30, 2025, and June 30, 2024, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at June 30, 2025, and  December 31, 2024 (in thousands):

				Weighted Average	Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate
June 30, 2025
Customer interest rate swaps	$8,848	$213	Other assets	6.31%	5.98%
Customer interest rate swaps	8,848	(213)	Other liabilities	5.98%	6.31%
December 31, 2024
Customer interest rate swaps	$12,258	$87	Other assets	6.48%	5.81%
Customer interest rate swaps	12,258	(87)	Other liabilities	5.81%	6.48%

The Company was required to pledge $1.2 million and $1.3 million of securities as collateral for these derivative financial instruments at June 30, 2025, and December 31, 2024, respectively. The Company's counterparties were not required to pledge collateral at June 30, 2025 and  December 31, 2024.

11.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since  December 31, 2024 is due primarily to the decrease in unrealized losses on investment securities.

12.	Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and the Banks met all capital adequacy requirements to which they were subject as of June 30, 2025.

The Company and the Banks’ capital amounts and ratios as of June 30, 2025 and  December 31, 2024 are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2025
Total capital (to risk-weighted assets):
Consolidated	$225,263	15.1%	$156,777	10.50%	N/A	N/A
Boone Bank & Trust	16,548	13.5	12,825	10.50	12,214	10.0%
First National Bank	113,952	15.0	79,536	10.50	75,749	10.0
Iowa State Savings Bank	27,641	16.6	17,529	10.50	16,695	10.0
Reliance State Bank	28,976	12.8	23,727	10.50	22,597	10.0
State Bank & Trust	22,693	16.2	14,703	10.50	14,003	10.0
United Bank & Trust	13,286	16.5	8,475	10.50	8,071	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$207,348	13.9%	$126,915	8.50%	N/A	N/A
Boone Bank & Trust	15,473	12.7	10,382	8.50	9,771	8.0%
First National Bank	105,220	13.9	64,386	8.50	60,599	8.0
Iowa State Savings Bank	25,554	15.3	14,190	8.50	13,356	8.0
Reliance State Bank	26,146	11.6	19,208	8.50	18,078	8.0
State Bank & Trust	21,008	15.0	11,903	8.50	11,203	8.0
United Bank & Trust	12,277	15.2	6,860	8.50	6,457	8.0

Tier 1 capital (to average-assets):
Consolidated	$207,348	9.7%	$85,643	4.00%	N/A	N/A
Boone Bank & Trust	15,473	9.2	6,713	4.00	8,391	5.0%
First National Bank	105,220	9.7	43,578	4.00	54,472	5.0
Iowa State Savings Bank	25,554	9.1	11,239	4.00	14,049	5.0
Reliance State Bank	26,146	8.8	11,886	4.00	14,858	5.0
State Bank & Trust	21,008	10.6	7,898	4.00	9,873	5.0
United Bank & Trust	12,277	9.8	5,028	4.00	6,285	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$207,348	13.9%	$104,518	7.00%	N/A	N/A
Boone Bank & Trust	15,473	12.7	8,550	7.00	7,939	6.5%
First National Bank	105,220	13.9	53,024	7.00	49,237	6.5
Iowa State Savings Bank	25,554	15.3	11,686	7.00	10,852	6.5
Reliance State Bank	26,146	11.6	15,818	7.00	14,688	6.5
State Bank & Trust	21,008	15.0	9,802	7.00	9,102	6.5
United Bank & Trust	12,277	15.2	5,650	7.00	5,246	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2024
Total capital (to risk-weighted assets):
Consolidated	$219,750	14.3%	$161,155	10.50%	N/A	N/A
Boone Bank & Trust	16,446	13.5	12,809	10.50	12,199	10.0%
First National Bank	112,663	14.6	81,211	10.50	77,344	10.0
Iowa State Savings Bank	27,161	15.1	18,866	10.50	17,967	10.0
Reliance State Bank	29,222	12.2	25,232	10.50	24,030	10.0
State Bank & Trust	22,435	16.0	14,719	10.50	14,018	10.0
United Bank & Trust	13,205	16.4	8,479	10.50	8,075	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$201,749	13.1%	$130,459	8.50%	N/A	N/A
Boone Bank & Trust	15,404	12.6	10,369	8.50	9,759	8.0%
First National Bank	103,707	13.4	65,742	8.50	61,875	8.0
Iowa State Savings Bank	24,915	13.9	15,272	8.50	14,374	8.0
Reliance State Bank	26,237	10.9	20,426	8.50	19,224	8.0
State Bank & Trust	20,734	14.8	11,915	8.50	11,214	8.0
United Bank & Trust	12,198	15.1	6,864	8.50	6,460	8.0

Tier 1 capital (to average-assets):
Consolidated	$201,749	9.2%	$87,421	4.00%	N/A	N/A
Boone Bank & Trust	15,404	9.1	6,743	4.00	8,429	5.0%
First National Bank	103,707	9.3	44,595	4.00	55,744	5.0
Iowa State Savings Bank	24,915	9.5	10,541	4.00	13,176	5.0
Reliance State Bank	26,237	8.6	12,160	4.00	15,200	5.0
State Bank & Trust	20,734	10.2	8,096	4.00	10,120	5.0
United Bank & Trust	12,198	9.6	5,084	4.00	6,356	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$201,749	13.1%	$107,436	7.00%	N/A	N/A
Boone Bank & Trust	15,404	12.6	8,540	7.00	7,930	6.5%
First National Bank	103,707	13.4	54,141	7.00	50,274	6.5
Iowa State Savings Bank	24,915	13.9	12,577	7.00	11,679	6.5
Reliance State Bank	26,237	10.9	16,821	7.00	15,620	6.5
State Bank & Trust	20,734	14.8	9,812	7.00	9,112	6.5
United Bank & Trust	12,198	15.1	5,653	7.00	5,249	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes for all capital ratios except tier 1 capital to average assets. A banking organization with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At June 30, 2025, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

13.	Segment Information

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

Accounting policies for the banking segment are the same as those described in Note 1, Nature of Business and Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The CODM assesses performance of the banking segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. All categories of interest expense, credit loss expense, and noninterest expense as disclosed in the Company’s consolidated statements of income are considered significant to the banking segment. For the six months ended June 30, 2025 and 2024, respectively, there were no adjustments or reconciling items between the banking segment net income and consolidated net income as presented in the consolidated statements of income.

The measure of segment assets is based on total assets as reported on the consolidated balance sheets. For the six months ended June 30, 2025, and the year ended December 31, 2024, respectively, there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated balance sheets.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs twenty-seven individuals to assist the Banks with its financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 235 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $4.5 million, or $0.51 per share, for the three months ended June 30, 2025, compared to net income of $2.2 million, or $0.24 per share, for the three months ended June 30, 2024. The increase in earnings is primarily due to an increase in net interest income. The net interest income expansion was driven by a combination of factors including improved loan yield, growth in interest-bearing cash deposits and a decreased cost of funds as market rates have decreased and the Company has reduced borrowings.

A credit loss expense of $108 thousand was recognized for the three months ended June 30, 2025 as compared to $182 thousand for the three months ended June 30, 2024. Net loan charge-offs for the three months ended June 30, 2025 totaled $1.1 million compared to no net loan charge-offs for the three months ended June 30, 2024. The charge-off in the second quarter 2025 was on a commercial loan relationship that was reserved for in the allowance for credit losses in the first quarter of 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$13,466	$10,872	$26,381	$21,778
Tax-equivalent adjustment (1)	120	135	240	277
Net interest income on an FTE basis (non-GAAP)	13,586	11,007	26,621	22,055
Average interest-earning assets	$2,048,346	$2,055,388	$2,054,226	$2,063,730
Net interest margin on an FTE basis (non-GAAP)	2.65%	2.14%	2.59%	2.14%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended June 30, 2025 and 2024

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended June 30, 2025 and 2024:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$94,535	$1,410	5.97%	$86,998	$1,370	6.30%
Agricultural	126,189	2,075	6.58%	118,579	2,254	7.60%
Real estate	1,052,915	12,951	4.92%	1,069,663	12,386	4.63%
Consumer and other	16,532	231	5.59%	16,833	210	4.99%

Total loans (including fees)	1,290,171	16,667	5.17%	1,292,073	16,220	5.02%

Investment securities
Taxable	567,859	3,116	2.19%	614,133	3,027	1.97%
Tax-exempt (2)	81,427	570	2.80%	96,036	643	2.68%
Total investment securities	649,286	3,686	2.27%	710,169	3,670	2.07%

Interest-bearing deposits with banks and federal funds sold	108,889	1,252	4.60%	53,146	780	5.87%

Total interest-earning assets	2,048,346	$21,605	4.22%	2,055,388	$20,670	4.02%

Noninterest-earning assets	64,251			75,635

TOTAL ASSETS	$2,112,597			$2,131,023

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,188,237	$4,268	1.44%	$1,185,388	$5,049	1.70%
Time deposits	332,652	3,119	3.75%	304,653	3,121	4.10%
Total deposits	1,520,889	7,387	1.94%	1,490,041	8,170	2.19%
Other borrowed funds	70,904	632	3.57%	129,613	1,493	4.61%

Total interest-bearing liabilities	1,591,793	8,019	2.02%	1,619,654	9,663	2.39%

Noninterest-bearing liabilities
Noninterest-bearing checking	321,056			337,211
Other liabilities	13,077			12,304

Stockholders' equity	186,671			161,854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,112,597			$2,131,023

Net interest income (FTE)(3)		$13,586			$11,007
Net interest spread (FTE)			2.20%			1.63%
Net interest margin (FTE)(3)			2.65%			2.14%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended June 30, 2025 and 2024, the Company's net interest margin adjusted for tax exempt income was 2.65% and 2.14%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2025 totaled $13.5 million compared to $10.9 million for the three months ended June 30, 2024.

For the three months ended June 30, 2025, interest income increased $1.0 million, or 4.6%, when compared to the same period in 2024. The increase is primarily due to improved yield on the loan portfolio and higher average balances in interest-bearing deposits with banks and federal funds sold.

Interest expense decreased $1.6 million, or 17.0%, for the three months ended June 30, 2025 when compared to the same period in 2024. The lower interest expense for the period is primarily due to reduced borrowings and a decrease in market rates.

Credit Loss Expense

A credit loss expense of $108 thousand was recognized for the three months ended June 30, 2025 as compared to $182 thousand for the three months ended June 30, 2024. Net loan charge-offs for the three months ended June 30, 2025 totaled $1.1 million compared to no net loan charge-offs for the three months ended June 30, 2024. The charge-off in the second quarter 2025 was on a commercial loan relationship that was reserved for in the allowance for credit losses in the first quarter of 2025.

Noninterest Income and Expense

Noninterest income for the three months ended June 30, 2025 totaled $2.64 million compared to $2.62 million for the three months ended June 30, 2024, an increase of 0.8%.

Noninterest expense for the three months ended June 30, 2025 totaled $10.4 million compared to $10.7 million recorded for the three months ended June 30, 2024, a decrease of 3.5%. The decrease in noninterest expense is primarily due to $300 thousand of consultant fees for certain contract negations completed in 2024. The efficiency ratio was 64.34% for the second quarter of 2025 as compared to 79.61% in the second quarter of 2024. The efficiency ratio continues to improve as net interest margin increases and noninterest expense is lower than the prior year.

Income Taxes

Income tax expense for the three months ended June 30, 2025 totaled $1.1 million compared to $385 thousand recorded for the three months ended June 30, 2024. The effective tax rate was 20% and 15% for the three months ended June 30, 2025 and 2024. The lower than expected tax rate in 2025 and 2024 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Income Statement Review for the Six Months ended June 30, 2025 and 2024

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2025 and 2024:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$92,256	$2,780	6.03%	$87,530	$2,707	6.19%
Agricultural	124,923	4,205	6.73%	116,971	4,379	7.49%
Real estate	1,066,353	25,914	4.86%	1,067,525	24,552	4.60%
Consumer and other	16,587	442	5.33%	16,480	404	4.90%

Total loans (including fees)	1,300,119	33,341	5.13%	1,288,506	32,042	4.97%

Investment securities
Taxable	562,522	5,956	2.12%	622,871	6,119	1.96%
Tax-exempt (2)	82,707	1,143	2.76%	98,180	1,320	2.69%
Total investment securities	645,229	7,099	2.20%	721,051	7,439	2.06%

Interest-bearing deposits with banks and federal funds sold	108,878	2,403	4.41%	54,173	1,442	5.32%

Total interest-earning assets	2,054,226	$42,843	4.17%	2,063,730	$40,923	3.97%

Noninterest-earning assets	66,875			75,595

TOTAL ASSETS	$2,121,101			$2,139,325

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,183,772	$8,399	1.42%	$1,180,644	$9,786	1.66%
Time deposits	331,814	6,407	3.86%	297,906	5,973	4.01%
Total deposits	1,515,586	14,806	1.95%	1,478,550	15,759	2.13%
Other borrowed funds	79,203	1,416	3.58%	142,962	3,109	4.35%

Total interest-bearing liabilities	1,594,789	16,222	2.03%	1,621,512	18,868	2.33%

Noninterest-bearing liabilities
Noninterest-bearing checking	330,331			341,913
Other liabilities	13,455			12,723

Stockholders' equity	182,526			163,177

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,121,101			$2,139,325

Net interest income (FTE)(3)		$26,621			$22,055
Net interest spread (FTE)			2.14%			1.64%
Net interest margin (FTE)(3)			2.59%			2.14%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the six months ended June 30, 2025 and 2024, the Company's net interest margin adjusted for tax exempt income was 2.59% and 2.14%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2025 totaled $26.4 million compared to $21.8 million for the six months ended June 30, 2024.

For the six months ended June 30, 2025, interest income increased $2.0 million, or 4.8%, when compared to the same period in 2024. The increase is primarily due to improved yield in the loan portfolio and higher average balances in interest-bearing deposits with banks and federal funds sold.

Interest expense decreased $2.7 million, or 14.0%, for the six months ended June 30, 2025 when compared to the same period in 2024. The lower interest expense for the period is primarily due to reduced borrowings and a decrease in market rates.

Credit Loss Expense

A credit loss expense of $1.1 million was recognized for the six months ended June 30, 2025 as compared to $351 thousand for the six months ended June 30, 2024. Net loan charge-offs for the six months ended June 30, 2025 totaled $1.2 million compared to net loan recoveries of $4 thousand for the six months ended June 30, 2024. The credit loss expense in 2025 was primarily due to charge-offs in the commercial loan portfolio.

Noninterest Income and Expense

Noninterest income for the six months ended June 30, 2025 totaled $5.2 million compared to $4.8 million for the six months ended June 30, 2024, an increase of 8.2%. The increase in noninterest income is primarily due to an increase in wealth management income due to growth in assets under management and new account relationships.

Noninterest expense for the six months ended June 30, 2025 totaled $20.6 million compared to $20.9 million recorded for the six months ended June 30, 2024, a decrease of 1.5%. The decrease in noninterest expense is primarily due to $350 thousand of consultant fees for certain contract negotiations completed in 2024. The efficiency ratio was 65.34% for the six months ended June 30, 2025, as compared to 78.78% for the six months ended June 30, 2024. The efficiency ratio continues to improve as net interest margin increases and noninterest expense is lower than the prior year.

Income Taxes

Income tax expense for the six months ended June 30, 2025 totaled $1.9 million compared to $801 thousand recorded for the six months ended June 30, 2024. The effective tax rate was 19% and 15% for the six months ended June 30, 2025 and 2024. The lower than expected tax rate in 2025 and 2024 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Balance Sheet Review

As of June 30, 2025, total assets were $2.1 billion, a $40.3 million decrease compared to December 31, 2024. This decrease in assets is primarily due to a decrease in the loan portfolio and interest-bearing deposits in financial institutions and federal funds sold.

Investment Portfolio

The investment portfolio totaled $644.7 million as of June 30, 2025, a decrease of $3.8 million from the December 31, 2024 balance of $648.5 million. The decrease in securities available-for-sale is primarily due to maturities in excess of purchases, offset in part by a decrease in unrealized losses.

On a quarterly basis, the investment portfolio is reviewed for credit losses. As of June 30, 2025, gross unrealized losses of $35.6 million, are due to the interest rate environment and are not considered credit-related. Certain bonds in the investment portfolio may incur credit losses and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not have an allowance for credit losses on these investments as of June 30, 2025.

At June 30, 2025, the Company’s investment securities portfolio included securities issued by 245 government municipalities and agencies located within 30 states with a fair value of $235.6 million. At December 31, 2024, the Company’s investment securities portfolio included securities issued by 258 government municipalities and agencies located within 30 states with a fair value of $245.6 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. Omaha, Nebraska, sewer revenue bonds with a fair value of $5.5 million (approximately 2.3% of the fair value of the government municipalities and agencies) represent the largest exposure to any one municipality or agency for the Company as of June 30, 2025.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of June 30, 2025 and December 31, 2024 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2025		2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$39,986	$37,656	$51,515	$47,768
Texas	25,818	24,547	25,859	23,995
Nebraska	19,260	17,602	19,256	17,005
Connecticut	8,698	8,310	7,885	7,184
Oregon	8,436	8,115	8,698	8,089
Washington	7,866	7,370	9,167	8,651
Other (2025: 15 states; 2024: 15 states)	28,034	26,609	28,351	26,192

Total general obligation bonds	$138,098	$130,209	$150,731	$138,884

Revenue bonds:
Iowa	$41,058	$39,574	$43,859	$41,320
Texas	14,748	13,709	14,764	13,266
Nebraska	9,042	8,305	9,042	8,029
Washington	5,694	5,277	5,691	5,113
Other (2025: 22 states; 2024: 22 states)	40,704	38,564	42,031	38,950

Total revenue bonds	$111,246	$105,429	$115,387	$106,678

Total obligations of states and political subdivisions	$249,344	$235,638	$266,118	$245,562

As of June 30, 2025 and December 31, 2024, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from 5 primary revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2025		2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$25,932	$24,666	$27,404	$25,327
Water	19,197	18,206	19,373	17,967
College and universities, primarily dormitory revenues	16,209	15,138	16,207	14,685
Sewer	11,060	10,288	12,205	11,024
Leases	7,965	7,576	7,936	7,364
Other	30,883	29,555	32,262	30,311

Total revenue bonds by revenue source	$111,246	$105,429	$115,387	$106,678

Loan Portfolio

The loan portfolio, net of the allowance for credit losses, totaled $1.28 billion and $1.30 billion as of June 30, 2025 and December 31, 2024, respectively. The decrease is primarily due to payoffs in the commercial real estate loan portfolio.

Deposits

Deposits totaled $1.82 billion and $1.85 billion as of June 30, 2025 and December 31, 2024, respectively. The decrease is primarily due to a decrease in noninterest-bearing checking accounts and partially offset by increases in interest-bearing checking and time deposits as customers seek higher interest rates. Securities sold under agreements to repurchase decreased to $40.1 million as of June 30, 2025 compared to $52.4 million as of December 31, 2024. Securities sold under agreements to repurchase and deposit balances fluctuate as customers’ liquidity needs vary and could be impacted by prevailing market interest rates, competition, and economic conditions. Approximately 14% of deposits are tied to external indexes as of June 30, 2025. Deposit interest expense related to these deposits can be more volatile than other deposit products in a changing interest rate environment.

Other Borrowings

Other borrowings decreased to $30.7 million as of June 30, 2025 compared to $47.0 million as of December 31, 2024. The Company has continued to reduce borrowings as debt has matured.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which totaled $1.28 billion and $1.30 billion as of June 30, 2025 and December 31, 2024, respectively. Net loans comprise 61% of total assets as of June 30, 2025. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.47% at June 30, 2025, as compared to 1.17% at December 31, 2024. The Company’s level of problem loans as a percentage of total loans at June 30, 2025 of 1.47% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of March 31, 2025, of 0.57%, most recent available.

Substandard-Impaired loans totaled $18.4 million as of June 30, 2025 and have increased $4.2 million as compared to the substandard-impaired loans of $14.2 million as of December 31, 2024. The increase is primarily due to one relationship in the agricultural real estate and operating loan portfolios.

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

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of June 30, 2025, nonaccrual loans totaled $18.9 million and $133 thousand of loans past due 90 days and still accruing. This compares to nonaccrual loans of $14.8 million and $736 thousand of loans past due 90 days and still accruing as of December 31, 2024. There was $125 thousand other real estate owned as of June 30, 2025 and no other real estate owned as of December 31, 2024.

Loans past due 30 days or more totaled $11.8 million as of June 30, 2025, compared to $6.9 million as of December 31, 2024. The increase is primarily related to the agriculture operating and 1-4 family real estate loan portfolios.

The watch and special mention loans classified as agricultural real estate and operating totaled $35.4 million as of June 30, 2025 as compared to $30.9 million as of December 31, 2024. The substandard and substandard-impaired loans in these categories totaled $6.4 million and $5.2 million as of June 30, 2025 and December 31, 2024, respectively. The increase is primarily due to variable yields, weather impacts and commodity prices affecting agricultural loans.

The watch and special mention loans classified as commercial real estate totaled $40.0 million as of June 30, 2025 as compared to $40.3 million as of December 31, 2024. The substandard and substandard-impaired commercial real estate loans totaled $30.5 million and $35.6 million as of June 30, 2025 and December 31, 2024, respectively. The decrease is primarily due to payoffs of substandard and substandard-impaired loans.

The allowance for credit losses as a percentage of outstanding loans as of June 30, 2025 was 1.31%, as compared to 1.29% at December 31, 2024. The allowance for credit losses totaled $17.0 million and $17.1 million as of June 30, 2025 and December 31, 2024, respectively. The decrease in the allowance for credit losses is primarily due to a decrease in loan balances.

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

Commercial real estate and multi-family real estate represent approximately 41% of the loan portfolio as of June 30, 2025.  The following is an additional breakdown of the Company's commercial real estate and multi-family real estate portfolios (in thousands):

	June 30, 2025		December 31, 2024

	Total	Percent of Total Loans	Total	Percent of Total Loans

Real estate - multi-family	$204,409	15.8%	$200,209	15.2%

Real estate - commercial
Owner-Occupied All Purposes	167,118	12.9%	183,530	13.9%
Non-Owner Occupied Retail or Other	53,346	4.1%	57,971	4.4%
Non-Owner Occupied Office	38,711	3.0%	34,612	2.6%
Non-Owner Occupied Warehouse	31,568	2.4%	39,567	3.0%
Non-Owner Occupied Hotel	30,266	2.2%	34,813	2.6%
Total real estate - commercial	321,009	24.8%	350,493	26.5%

Total real estate - commercial and multi-family	$525,418	40.5%	$550,702	41.7%

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

As of June 30, 2025, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company’s liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions as of June 30, 2025 and December 31, 2024 totaled $95.2 million and $101.2 million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of June 30, 2025 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $235.7 million, with $27.5 million of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $97.2 million, with no outstanding federal fund purchase balances as of June 30, 2025. The Company had securities sold under agreements to repurchase totaling $40.1 million as of June 30, 2025.

Total investments as of June 30, 2025 were $644.7 million compared to $648.5 million as of December 31, 2024. These investments provide the Company with liquidity since all of the investments are classified as available-for-sale as of June 30, 2025. The Company has $354.6 million of unpledged securities available-for-sale and interest-bearing deposits as of June 30, 2025. The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities and payments represent a significant source of liquidity.

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2025 totaled $11.1 million compared to $5.3 million for the six months ended June 30, 2024. The increase of $5.8 million in cash provided by operating activities was primarily due to higher net interest income.

Net cash provided by investing activities for the six months ended June 30, 2025 was $43.4 million compared to $36.6 million for the six months ended June 30, 2024. The increase of $6.8 million in cash provided by investing activities was primarily due to maturities of securities-available-for-sale and a decrease in loans, partially offset by purchases of securities available-for-sale.

Net cash (used in) financing activities for the six months ended June 30, 2025 totaled ($60.5) million compared to ($33.6) million for the six months ended June 30, 2024. The increase of $26.9 million in cash used by financing activities was primarily due to a decrease in deposits, partially offset by a decrease in net payments on other borrowings between periods. As of June 30, 2025, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $6.4 million and $5.3 million for the six months ended June 30, 2025 and 2024, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $2.1 million as of June 30, 2025.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of June 30, 2025 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2025 totaled $193.0 million and was $18.3 million higher than the $174.7 million recorded as of December 31, 2024. The increase in stockholders’ equity was primarily the result of a decrease in unrealized losses on the investment portfolio and the retention of net income in excess of dividends. At June 30, 2025 and December 31, 2024, stockholders’ equity as a percentage of total assets was 9.2% and 8.2%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of June 30, 2025. Unrealized losses on the investment portfolio are excluded from regulatory capital.

The Company did not declare a dividend in the second quarter of 2025 but paid a cash dividend of $0.20 per share declared in the first quarter of 2025. Going forward, the Company, expects, subject to the discretion of the Board of Directors, to declare and pay dividends in the same quarter.

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

In November, 2024, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of June 30, 2025, there were 6,522 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2025.

			Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

April 1, 2025 to April 30, 2025	16,868	$16.48	16,868	6,522

May 1, 2025 to May 31, 2025	-	$-	-	6,522

June 1, 2025 to June 30, 2025	-	$-	-	6,522

Total	16,868		16,868

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: August 8, 2025	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Justin C. Clausen

Justin C. Clausen, Chief Financial Officer
(Principal Financial and Accounting Officer)