Form 10-Q
period 2025-09-30
AMES NATIONAL CORP
filed 2025-11-07
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 8,892,167 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$22,706	$19,525
Interest-bearing deposits in financial institutions and federal funds sold	85,455	81,702
Total cash and cash equivalents	108,161	101,227
Interest-bearing time deposits	5,678	6,166
Securities available-for-sale	650,660	648,513
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	2,891	3,883
Loans receivable, net	1,275,794	1,303,917
Loans held for sale	888	342
Bank premises and equipment, net	21,008	21,567
Accrued income receivable	15,001	13,864
Bank-owned life insurance	3,279	3,214
Deferred income taxes, net	8,606	14,056
Intangible assets, net	861	1,092
Goodwill	12,424	12,424
Other assets	2,748	2,915

Total assets	$2,107,999	$2,133,180

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$310,155	$358,386
Interest-bearing checking	658,686	619,951
Savings and money market	526,935	540,491
Time, $250 and over	92,330	84,996
Other time	244,713	242,858
Total deposits	1,832,819	1,846,682

Securities sold under agreements to repurchase	40,623	52,412
Other borrowings	23,502	46,952
Dividends payable	-	1,790
Accrued interest payable	2,485	3,208
Accrued expenses and other liabilities	7,978	7,430
Total liabilities	1,907,407	1,958,474

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,892,167 and 8,949,110 shares as of September 30, 2025 and December 31, 2024, respectively	17,784	17,898
Additional paid-in capital	12,798	13,635
Retained earnings	191,235	182,236
Accumulated other comprehensive (loss)	(21,225)	(39,063)
Total stockholders' equity	200,592	174,706

Total liabilities and stockholders' equity	$2,107,999	$2,133,180

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Interest and dividend income:
Loans, including fees	$17,409	$16,751	$50,750	$48,793
Securities:
Taxable	3,344	2,985	9,300	9,104
Tax-exempt	411	481	1,314	1,524
Other interest and dividend income	689	495	3,092	1,937
Total interest and dividend income	21,853	20,712	64,456	61,358

Interest expense:
Deposits	7,173	8,278	21,979	24,037
Other borrowed funds	631	1,357	2,047	4,466
Total interest expense	7,804	9,635	24,026	28,503

Net interest income	14,049	11,077	40,430	32,855

Credit loss expense	627	371	1,697	722

Net interest income after credit loss expense	13,422	10,706	38,733	32,133

Noninterest income:
Wealth management income	1,374	1,242	4,336	3,913
Service fees	402	399	1,150	1,062
Securities (losses)	-	-	-	(165)
Gain on sale of loans held for sale	170	112	395	361
Merchant and card fees	342	426	1,082	1,211
Other noninterest income	246	234	759	827
Total noninterest income	2,534	2,413	7,722	7,209

Noninterest expense:
Salaries and employee benefits	6,374	6,291	19,226	18,965
Data processing	1,497	1,475	4,305	4,478
Occupancy expenses, net	754	745	2,254	2,238
FDIC insurance assessments	253	281	788	878
Professional fees	412	867	1,437	2,190
Business development	335	318	1,018	983
Intangible asset amortization	77	86	231	259
New market tax credit projects amortization	192	174	575	523
Other operating expenses, net	347	268	1,033	925
Total noninterest expense	10,241	10,505	30,867	31,439

Income before income taxes	5,715	2,614	15,588	7,903

Provision for income taxes	1,156	397	3,075	1,198

Net income	$4,559	$2,217	$12,513	$6,705

Basic and diluted earnings per share	$0.51	$0.25	$1.41	$0.75

Dividends declared per share	$0.20	$0.20	$0.40	$0.74

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$4,559	$2,217	$12,513	$6,705
Unrealized gains on securities before tax:
Unrealized holding gains arising during the period	6,436	20,896	23,457	22,873
Plus: reclassification adjustment for losses realized in net income	-	-	-	165
Other comprehensive income, before tax	6,436	20,896	23,457	23,038
Tax (expense) related to other comprehensive income	(1,531)	(4,974)	(5,582)	(5,483)
Other income tax effects from tax reform	(13)	(4)	(37)	(16)
Other comprehensive income, net of tax	4,892	15,918	17,838	17,539
Comprehensive income	$9,451	$18,135	$30,351	$24,244

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share data)

					Accumulated
					Other
Three Months Ended September 30, 2025 and 2024					Comprehensive	Total
	Common Stock		Additional Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, June 30, 2024	8,992,167	$17,984	$14,253	$180,082	$(45,266)	$167,053
Net income	-	-	-	2,217	-	2,217
Other income tax effects from tax reform	-	-	-	4	-	4
Other comprehensive income	-	-	-	-	15,918	15,918
Cash dividends declared, $0.20 per share	-	-	-	(1,798)	-	(1,798)
Balance, September 30, 2024	8,992,167	$17,984	$14,253	$180,505	$(29,348)	$183,394

Balance, June 30, 2025	8,898,689	$17,797	$12,907	$188,442	$(26,117)	$193,029
Net income	-	-	-	4,559	-	4,559
Other income tax effects from tax reform	-	-	-	13	-	13
Other comprehensive income	-	-	-	-	4,892	4,892
Repurchase and retirement of stock	(6,522)	(13)	(109)	-	-	(122)
Cash dividends declared, $0.20 per share	-	-	-	(1,779)	-	(1,779)
Balance, September 30, 2025	8,892,167	$17,784	$12,798	$191,235	$(21,225)	$200,592

					Accumulated
					Other
Nine Months Ended September 30, 2025 and 2024					Comprehensive	Total
	Common Stock		Additional Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2023	8,992,167	$17,984	$14,253	$180,438	$(46,887)	$165,788
Net income	-	-	-	6,705	-	6,705
Other income tax effects from tax reform	-	-	-	16	-	16
Other comprehensive income	-	-	-	-	17,539	17,539
Cash dividends declared, $0.74 per share	-	-	-	(6,654)	-	(6,654)
Balance, September 30, 2024	8,992,167	$17,984	$14,253	$180,505	$(29,348)	$183,394

Balance, December 31, 2024	8,949,110	$17,898	$13,635	$182,236	$(39,063)	$174,706
Net income	-	-	-	12,513	-	12,513
Other income tax effects from tax reform	-	-	-	37	-	37
Other comprehensive income	-	-	-	-	17,838	17,838
Repurchase and retirement of stock	(56,943)	(114)	(837)	-	-	(951)
Cash dividends declared, $0.40 per share	-	-	-	(3,551)	-	(3,551)
Balance, September 30, 2025	8,892,167	$17,784	$12,798	$191,235	$(21,225)	$200,592

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Nine Months Ended September 30, 2025 and 2024

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,513	$6,705
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense for loans	1,704	792
Credit loss benefit for off-balance sheet credit exposures	(7)	(70)
Amortization of securities available-for-sale and loans, net	149	703
Amortization of intangible assets	231	259
Depreciation	970	997
Provision for deferred income taxes	(133)	(125)
Securities losses, net	-	165
Increase in cash value of bank-owned life insurance	(65)	(62)
Gain on sales of loans held for sale	(395)	(361)
Proceeds from loans held for sale	18,957	17,471
Originations of loans held for sale	(19,108)	(17,324)
Amortization of investment in New Markets Tax Credit projects	575	523
Gain on other real estate owned, net	-	(11)
Change in assets and liabilities:
(Increase) in accrued income receivable	(1,137)	(2,308)
(Increase) decrease in other assets	(204)	1,384
(Decrease) in accrued interest payable	(723)	(1,665)
Increase in accrued expenses and other liabilities	555	1,286
Net cash provided by operating activities	13,882	8,359

CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest-bearing time deposits	488	2,737
Purchase of securities available-for-sale	(84,572)	(11,629)
Proceeds from sale of securities available-for-sale	-	2,049
Proceeds from maturities and calls of securities available-for-sale	105,638	79,426
Purchase of FHLB stock	(4,397)	(8,867)
Proceeds from the redemption of FHLB and FRB stock	5,389	6,767
Net (increase) decrease in loans	26,222	(18,706)
Net proceeds from the sale of other real estate owned	89	82
Purchase of premises and equipment	(411)	(231)
Net cash provided by investing activities	48,446	51,628

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in deposits	(13,863)	(10,110)
(Decrease) in securities sold under agreements to repurchase	(11,789)	(11,238)
Payments on other borrowings	(20,250)	(144,987)
Proceeds from other borrowings	2,800	129,000
Net (payments on) FHLB short-term borrowings	(6,000)	(11,500)
Dividends paid	(5,341)	(7,284)
Stock repurchases	(951)	-
Net cash used in financing activities	(55,394)	(56,119)

Net increase in cash and cash equivalents	6,934	3,868

CASH AND CASH EQUIVALENTS
Beginning	101,227	55,101
Ending	$108,161	$58,969

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)

(in thousands)

Nine Months Ended September 30, 2025 and 2024

	2025	2024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$24,749	$30,168
Income taxes	3,066	246

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$293	$71

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Dividends declared, not paid	$-	$1,798

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2024 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of September 30, 2025.

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

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended  September 30, 2025 and 2024 was 8,894,152 and 8,992,167, respectively. The weighted average outstanding shares for the nine months ended  September 30, 2025 and 2024 was 8,903,933 and 8,992,167, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of  September 30, 2025 and  December 31, 2024 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2025
Assets
Securities available-for-sale
U.S. government treasuries	$152,869	$152,869	$-	$-
U.S. government agencies	89,933	-	89,933	-
U.S. government mortgage-backed securities	110,482	-	110,482	-
State and political subdivisions	236,285	-	236,285	-
Corporate bonds	61,091	-	61,091	-
Loans receivable	7,950	-	7,950	-
Derivative financial instruments	815	-	815	-

Liabilities
Derivative financial instruments	$409	$-	$409	$-

2024
Assets
Securities available-for-sale
U.S. government treasuries	$167,715	$167,715	$-	$-
U.S. government agencies	83,433	-	83,433	-
U.S. government mortgage-backed securities	91,050	-	91,050	-
State and political subdivisions	245,562	-	245,562	-
Corporate bonds	60,753	-	60,753	-
Loans receivable	7,923	-	7,923	-
Derivative financial instruments	996	-	996	-

Liabilities
Derivative financial instruments	$248	$-	$248	$-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of September 30, 2025 and  December 31, 2024 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2025

Collateral dependent loans	$2,530	$-	$-	$2,530
Other real estate owned	204	-	-	204

Total	$2,734	$-	$-	$2,734

2024

Collateral dependent loans	$385	$-	$-	$385

As of September 30, 2025, individually analyzed collateral dependent loans with a carrying value of $3.9 million were reduced by a specific reserve of $1.4 million, resulting in a reporting fair value of $2.5 million. As of December 31, 2024, individually analyzed collateral dependent loans with a carrying value of $475 thousand were reduced by a specific reserve of $90 thousand resulting in a reporting fair value of $385 thousand.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2025 and  December 31, 2024 are as follows (in thousands):

	2025
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$2,530	Fair value of collateral	Valuation adjustments	0% - 25%

Other real estate owned	$204	Fair value of collateral	Valuation adjustments	6% - 8%

	2024
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$385	Fair value of collateral	Valuation adjustments	0% - 25%

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of September 30, 2025 and  December 31, 2024 (in thousands):

		2025		2024
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$108,161	$108,161	$101,227	$101,227
Interest-bearing time deposits	Level 1	5,678	5,627	6,166	5,938
Securities available-for-sale	See previous table	650,660	650,660	648,513	648,513
FHLB and FRB stock	Level 2	2,891	2,891	3,883	3,883
Loans receivable, net	Level 3	1,275,794	1,242,375	1,303,917	1,261,703
Loans held for sale	Level 2	888	888	342	342
Accrued income receivable	Level 1	15,001	15,001	13,864	13,864
Derivative financial instruments	Level 2	815	815	996	996
Financial liabilities:
Deposits	Level 2	$1,832,819	$1,833,160	$1,846,682	$1,848,472
Securities sold under agreements to repurchase	Level 1	40,623	40,623	52,412	52,412
Other borrowings	Level 2	23,502	23,351	46,952	46,543
Accrued interest payable	Level 1	2,485	2,485	3,208	3,208
Derivative financial instruments	Level 2	409	409	248	248

The methodologies used to determine fair value as of  September 30, 2025 did not change from the methodologies described in the December 31, 2024 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of September 30, 2025 and  December 31, 2024 are summarized below (in thousands):

2025:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$156,916	$363	$(4,410)	$152,869
U.S. government agencies	92,688	117	(2,872)	89,933
U.S. government mortgage-backed securities	118,927	191	(8,636)	110,482
State and political subdivisions	247,081	258	(11,054)	236,285
Corporate bonds	63,606	114	(2,629)	61,091
	$679,218	$1,043	$(29,601)	$650,660

2024:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$176,483	$8	$(8,776)	$167,715
U.S. government agencies	88,625	2	(5,194)	83,433
U.S. government mortgage-backed securities	103,964	6	(12,920)	91,050
State and political subdivisions	266,118	35	(20,591)	245,562
Corporate bonds	65,338	7	(4,592)	60,753
	$700,528	$58	$(52,073)	$648,513

The amortized cost and fair value of debt securities available-for-sale as of September 30, 2025, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$92,716	$91,586
Due after one year through five years	370,875	357,222
Due after five years through ten years	94,597	89,267
Due after ten years	2,103	2,103
	$560,291	$540,178
U.S. government mortgage-backed securities	118,927	110,482
Total	$679,218	$650,660

The Company's investment portfolio had an expected duration of 3.0 years as of September 30, 2025.

Securities with a carrying value of $296.2 million and $292.8 million at September 30, 2025 and  December 31, 2024, respectively, were pledged on public deposits, securities sold under agreements to repurchase, other borrowings and for other purposes as required or permitted by law.

The proceeds and losses on securities available-for-sale for the three and nine months ended September 30, 2025 and 2024 are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Proceeds from sales of securities available-for-sale	$-	$-	$-	$2,049
Gross realized gains on securities available-for-sale	-	-	-	-
Gross realized losses on securities available-for-sale	-	-	-	(165)

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2025 and  December 31, 2024 are summarized as follows (in thousands):

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2025:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$-	$-	-	$117,197	$(4,410)	68	$117,197	$(4,410)
U.S. government agencies	13,331	(90)	8	65,022	(2,782)	56	78,353	(2,872)
U.S. government mortgage-backed securities	10,919	(59)	9	79,653	(8,577)	147	90,572	(8,636)
State and political subdivisions	2,274	(117)	6	204,049	(10,937)	389	206,323	(11,054)
Corporate bonds	1,500	(7)	2	52,036	(2,622)	63	53,536	(2,629)
	$28,024	$(273)	25	$517,957	$(29,328)	723	$545,981	$(29,601)

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2024:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$5,466	$(43)	2	$159,321	$(8,733)	94	$164,787	$(8,776)
U.S. government agencies	3,953	(34)	2	77,166	(5,160)	70	81,119	(5,194)
U.S. government mortgage-backed securities	3,740	(64)	5	86,870	(12,856)	154	90,610	(12,920)
State and political subdivisions	13,944	(253)	25	226,201	(20,338)	440	240,145	(20,591)
Corporate bonds	3,153	(27)	4	56,604	(4,565)	74	59,757	(4,592)
	$30,256	$(421)	38	$606,162	$(51,652)	832	$636,418	$(52,073)

Gross unrealized losses on debt securities totaled $29.6 million as of September 30, 2025. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. As of September 30, 2025 and  December 31, 2024, the Company determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Furthermore, the Company does not have the intent to sell any of these AFS debt securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Accrued interest receivable on AFS debt securities totaled $3.6 million and $2.9 million as of September 30, 2025 and  December 31, 2024, respectively, and is excluded from the estimate of credit losses.

6.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of September 30, 2025 and  December 31, 2024 is as follows (in thousands):

	2025	2024

Real estate - construction	$57,966	$59,281
Real estate - 1 to 4 family residential	315,827	309,704
Real estate - multi-family	209,099	200,209
Real estate - commercial	315,952	350,493
Real estate - agricultural	158,075	159,880
Commercial	94,777	90,023
Agricultural	126,051	134,157
Consumer and other	15,821	17,066
	1,293,568	1,320,813
Unallocated portfolio layer basis adjustments[1]	176	162
Less allowance for credit losses	(17,950)	(17,058)
Loans receivable, net	$1,275,794	$1,303,917

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses (ACL) and other basis adjustments. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Accrued interest receivable on loans held for investment totaled $11.4 million and $10.9 million as of September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Allowance for Credit Losses for Loans. The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. Expected credit loss inherent in non-cancelable off-balance-sheet (“OBS”) credit exposures is accounted for as a separate liability on the consolidated balance sheet. The Company's allowance for credit losses for OBS credit exposures was $937 thousand and $943 thousand as of September 30, 2025 and  December 31, 2024, respectively. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

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

Activity in the allowance for credit losses, on a disaggregated basis, for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30, 2025
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2025	$481	$3,880	$2,221	$4,508	$1,573	$1,888	$1,991	$429	$16,971
Credit loss expense (benefit) [1]	11	226	45	747	(10)	(147)	(182)	(55)	635
Recoveries of loans charged-off	-	-	-	-	-	351	-	-	351
Loans charged-off	-	-	-	-	-	(7)	-	-	(7)
Balance, September 30, 2025	$492	$4,106	$2,266	$5,255	$1,563	$2,085	$1,809	$374	$17,950

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $8 thousand related to off-balance sheet credit exposures.

	Nine Months Ended September 30, 2025
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2024	$482	$3,890	$2,188	$4,932	$1,584	$1,759	$1,805	$418	$17,058
Credit loss expense (benefit) 1	53	218	78	323	(21)	1,093	4	(44)	1,704
Recoveries of loans charged-off	1	-	-	-	-	354	-	1	356
Loans charged-off	(44)	(2)	-	-	-	(1,121)	-	(1)	(1,168)
Balance, September 30, 2025	$492	$4,106	$2,266	$5,255	$1,563	$2,085	$1,809	$374	$17,950

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $7 thousand related to off-balance sheet credit exposures.

	Three Months Ended September 30, 2024
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2024	$413	$3,349	$2,584	$5,530	$1,226	$1,912	$1,710	$479	$17,203
Credit loss expense (benefit) 1	151	400	(373)	(521)	333	413	5	(39)	369
Recoveries of loans charged-off	-	1	-	-	-	2	-	-	3
Loans charged-off	-	-	-	-	-	(4)	-	(9)	(13)
Balance, September 30, 2024	$564	$3,750	$2,211	$5,009	$1,559	$2,323	$1,715	$431	$17,562

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $2 thousand related to off-balance sheet credit exposures.

	Nine Months Ended September 30, 2024
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2023	$408	$3,333	$2,542	$5,236	$1,238	$1,955	$1,607	$457	$16,776
Credit loss expense (benefit) 1	156	414	(331)	(227)	321	371	108	(20)	792
Recoveries of loans charged-off	-	3	-	-	-	4	-	3	10
Loans charged-off	-	-	-	-	-	(7)	-	(9)	(16)
Balance, September 30, 2024	$564	$3,750	$2,211	$5,009	$1,559	$2,323	$1,715	$431	$17,562

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

Collateral Dependent Loans. The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans (in thousands):

	Primary Type of Collateral
September 30, 2025	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	1,267	-	-	1,267	197
Real estate - multi-family	900	-	-	900	-
Real estate - commercial	13,555	-	-	13,555	870
Real estate - agricultural	538	-	-	538	-
Commercial	413	403	642	1,458	318
Agricultural	1,314	-	296	1,610	-
Consumer and other	-	-	-	-	-

	$17,987	$403	$938	$19,328	$1,385

	Primary Type of Collateral
December 31, 2024	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$62	$-	$-	$62	$-
Real estate - 1 to 4 family residential	696	-	-	696	40
Real estate - multi-family	947	-	-	947	-
Real estate - commercial	10,785	-	-	10,785	-
Real estate - agricultural	420	-	-	420	-
Commercial	460	398	405	1,263	50
Agricultural	213	-	357	570	-
Consumer and other	-	-	3	3	-

	$13,583	$398	$765	$14,746	$90

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans on nonaccrual status with no allowance for credit losses recorded by loan segment (in thousands):

	Total Nonaccrual		Nonaccrual with no ACL
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024

Real estate - construction	$-	$62	$-	$62
Real estate - 1 to 4 family residential	1,267	696	478	626
Real estate - multi-family	900	947	900	947
Real estate - commercial	13,538	10,768	11,071	10,768
Real estate - agricultural	538	420	538	420
Commercial	1,484	1,298	898	893
Agricultural	1,610	570	1,610	570
Consumer and other	5	11	-	3

	$19,342	$14,772	$15,495	$14,289

The interest income recognized on nonaccrual loans for the three months ended  September 30, 2025 and 2024 was approximately $54 thousand and $8 thousand, respectively. The interest income recognized on nonaccrual loans for the nine months ended  September 30, 2025 and 2024 was approximately $56 thousand and $46 thousand, respectively.

The interest foregone on nonaccrual loans for the three months ended  September 30, 2025 and 2024 was approximately $449 thousand and $354 thousand, respectively. The interest foregone on nonaccrual loans for the nine months ended  September 30, 2025 and 2024 was approximately $1.4 million and $810 thousand, respectively.

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

The Company made no loan modifications to borrowers experiencing financial difficulty for the nine months ended September 30, 2025 and 2024.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company had no net charge-offs for the three and nine months ended September 30, 2025 and 2024 related to loan modifications to borrowers experiencing financial difficulties.

There were no loan modifications that had a payment default and were modified in the twelve months before default as of September 30, 2025. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

Aging Analysis. An aging analysis of the recorded investments in loans, on a disaggregated basis, as of September 30, 2025 and  December 31, 2024, is as follows (in thousands):

2025		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$1,346	$-	$1,346	$56,620	$57,966	$-
Real estate - 1 to 4 family residential	3,309	148	3,457	312,370	315,827	148
Real estate - multi-family	-	-	-	209,099	209,099	-
Real estate - commercial	619	2,620	3,239	312,713	315,952	-
Real estate - agricultural	25	-	25	158,050	158,075	-
Commercial	499	476	975	93,802	94,777	26
Agricultural	132	1,091	1,223	124,828	126,051	-
Consumer and other	1	-	1	15,820	15,821	-

	$5,931	$4,335	$10,266	$1,283,302	$1,293,568	$174

2024		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$63	$63	$59,218	$59,281	$-
Real estate - 1 to 4 family residential	1,744	204	1,948	307,756	309,704	23
Real estate - multi-family	-	-	-	200,209	200,209	-
Real estate - commercial	332	2,501	2,833	347,660	350,493	-
Real estate - agricultural	651	660	1,311	158,569	159,880	660
Commercial	288	356	644	89,379	90,023	-
Agricultural	68	53	121	134,036	134,157	53
Consumer and other	5	-	5	17,061	17,066	-

	$3,088	$3,837	$6,925	$1,313,888	$1,320,813	$736

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

The following tables show the risk category of loans by loan segment and year of origination as of September 30, 2025 and  December 31, 2024 (in thousands):

September 30, 2025	Amortized Cost Basis of Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Real estate - construction
Pass	$30,478	$9,581	$15,791	$-	$205	$17	$1,894	$57,966
Watch	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	-	-	-	-	-	-	-
Total	$30,478	$9,581	$15,791	$-	$205	$17	$1,894	$57,966

Current-period gross charge-offs	$-	$44	$-	$-	$-	$-	$-	$44

Real estate - 1-4 family residential
Pass	$42,869	$37,821	$39,962	$63,018	$46,328	$45,908	$23,089	$298,995
Watch	262	882	1,413	88	8,829	1,230	317	13,021
Special Mention	199	-	94	-	730	-	-	1,023
Substandard	-	65	421	-	1,009	29	-	1,524
Substandard-Impaired	360	81	74	642	-	107	-	1,264
Total	$43,690	$38,849	$41,964	$63,748	$56,896	$47,274	$23,406	$315,827

Current-period gross charge-offs	$-	$-	$-	$-	$-	$2	$-	$2

Real estate - multi-family
Pass	$36,902	$12,078	$6,711	$45,758	$27,148	$39,437	$6,235	$174,269
Watch	849	6,984	1,062	-	14,448	2,124	-	25,467
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	8,462	-	-	-	-	8,462
Substandard-Impaired	901	-	-	-	-	-	-	901
Total	$38,652	$19,062	$16,235	$45,758	$41,596	$41,561	$6,235	$209,099

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$36,166	$25,597	$21,496	$59,582	$42,909	$60,598	$1,747	$248,095
Watch	3,746	4,737	830	18,758	5,477	4,087	152	37,787
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	15,549	982	-	16,531
Substandard-Impaired	2,484	784	7,180	2,563	-	471	57	13,539
Total	$42,396	$31,118	$29,506	$80,903	$63,935	$66,138	$1,956	$315,952

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$19,894	$15,601	$16,404	$24,895	$26,410	$35,355	$2,821	$141,380
Watch	6,812	1,848	1,019	1,101	263	3,515	-	14,558
Special Mention	-	-	-	-	-	-	-	-
Substandard	450	-	1,257	-	62	91	-	1,860
Substandard-Impaired	142	-	-	-	135	-	-	277
Total	$27,298	$17,449	$18,680	$25,996	$26,870	$38,961	$2,821	$158,075

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

September 30, 2025	Amortized Cost Basis of Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial
Pass	$13,016	$6,486	$6,674	$7,903	$4,581	$3,619	$37,741	$80,020
Watch	799	737	7,226	632	983	166	2,729	13,272
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	153	370	26	-	-	427	509	1,485
Total	$13,968	$7,593	$13,926	$8,535	$5,564	$4,212	$40,979	$94,777

Current-period gross charge-offs	$1,104	$-	$-	$-	$-	$17	$-	$1,121

Agricultural
Pass	$12,572	$5,857	$3,179	$3,922	$2,192	$1,378	$72,534	$101,634
Watch	5,363	932	650	287	261	186	14,054	21,733
Special Mention	-	-	-	-	-	-	-	-
Substandard	951	-	-	28	-	20	340	1,339
Substandard-Impaired	-	600	30	-	209	15	491	1,345
Total	$18,886	$7,389	$3,859	$4,237	$2,662	$1,599	$87,419	$126,051

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$4,594	$2,156	$3,307	$1,735	$1,581	$1,911	$508	$15,792
Watch	11	-	-	-	-	-	-	11
Special Mention	-	-	-	-	-	-	-	-
Substandard	7	-	3	-	-	-	-	10
Substandard-Impaired	-	2	2	-	-	4	-	8
Total	$4,612	$2,158	$3,312	$1,735	$1,581	$1,915	$508	$15,821

Current-period gross charge-offs	$-	$1	$-	$-	$-	$-	$-	$1

Total loans
Pass	$196,491	$115,177	$113,524	$206,813	$151,354	$188,223	$146,569	$1,118,151
Watch	17,842	16,120	12,200	20,866	30,261	11,308	17,252	125,849
Special Mention	199	-	94	-	730	-	-	1,023
Substandard	1,408	65	10,143	28	16,620	1,122	340	29,726
Substandard-Impaired	4,040	1,837	7,312	3,205	344	1,024	1,057	18,819
Total	$219,980	$133,199	$143,273	$230,912	$199,309	$201,677	$165,218	$1,293,568

Current-period gross charge-offs	$1,104	$45	$-	$-	$-	$19	$-	$1,168

December 31, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real estate - construction
Pass	$37,743	$16,689	$1,640	$228	$11	$161	$1,991	$58,463
Watch	756	-	-	-	-	-	-	756
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	62	-	-	-	-	-	-	62
Total	$38,561	$16,689	$1,640	$228	$11	$161	$1,991	$59,281

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$46,850	$44,736	$66,864	$52,746	$41,574	$18,767	$21,325	$292,862
Watch	1,233	1,212	91	9,535	1,003	303	95	13,472
Special Mention	-	-	639	-	289	-	-	928
Substandard	-	424	-	1,230	-	90	-	1,744
Substandard-Impaired	568	-	-	70	-	60	-	698
Total	$48,651	$46,372	$67,594	$63,581	$42,866	$19,220	$21,420	$309,704

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$15,316	$20,441	$49,932	$31,822	$36,556	$10,771	$5,735	$170,573
Watch	6,517	-	-	19,971	-	-	-	26,488
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	2,200	-	-	2,200
Substandard-Impaired	948	-	-	-	-	-	-	948
Total	$22,781	$20,441	$49,932	$51,793	$38,756	$10,771	$5,735	$200,209

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$37,014	$30,228	$71,779	$51,164	$53,722	$26,685	$3,995	$274,587
Watch	4,749	5,429	14,982	5,484	6,005	548	241	37,438
Special Mention	-	-	-	-	2,893	-	-	2,893
Substandard	828	2,637	-	15,978	4,355	1,009	-	24,807
Substandard-Impaired	513	7,753	2,502	-	-	-	-	10,768
Total	$43,104	$46,047	$89,263	$72,626	$66,975	$28,242	$4,236	$350,493

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$20,951	$17,331	$28,074	$29,180	$21,796	$22,366	$2,562	$142,260
Watch	1,994	5,259	373	1,541	2,813	3,477	-	15,457
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	1,275	-	746	-	-	-	2,021
Substandard-Impaired	-	-	-	142	-	-	-	142
Total	$22,945	$23,865	$28,447	$31,609	$24,609	$25,843	$2,562	$159,880

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

December 31, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$14,729	$10,589	$10,677	$7,405	$1,475	$3,298	$28,192	$76,365
Watch	726	6,926	215	-	244	136	2,138	10,385
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,150	-	24	-	-	-	800	1,974
Substandard-Impaired	782	45	-	1	-	65	406	1,299
Total	$17,387	$17,560	$10,916	$7,406	$1,719	$3,499	$31,536	$90,023

Current-period gross charge-offs	$465	$-	$-	$-	$-	$9	$-	$474

Agricultural
Pass	$14,463	$5,547	$5,057	$3,499	$1,429	$503	$85,222	$115,720
Watch	1,822	563	356	261	8	186	12,249	15,445
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,159	-	-	72	380	-	1,113	2,724
Substandard-Impaired	-	54	-	214	-	-	-	268
Total	$17,444	$6,164	$5,413	$4,046	$1,817	$689	$98,584	$134,157

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$5,845	$4,451	$2,435	$1,931	$1,608	$758	$11	$17,039
Watch	15	-	-	-	-	-	-	15
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	1	-	3	-	8	-	-	12
Total	$5,861	$4,451	$2,438	$1,931	$1,616	$758	$11	$17,066

Current-period gross charge-offs	$9	$-	$-	$-	$-	$-	$-	$9

Total loans
Pass	$192,911	$150,012	$236,458	$177,975	$158,171	$83,309	$149,033	$1,147,869
Watch	17,812	19,389	16,017	36,792	10,073	4,650	14,723	119,456
Special Mention	-	-	639	-	3,182	-	-	3,821
Substandard	3,137	4,336	24	18,026	6,935	1,099	1,913	35,470
Substandard-Impaired	2,874	7,852	2,505	427	8	125	406	14,197
Total	$216,734	$181,589	$255,643	$233,220	$178,369	$89,183	$166,075	$1,320,813

Current-period gross charge-offs	$474	$-	$-	$-	$-	$9	$-	$483

7.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at September 30, 2025 and  December 31, 2024 (in thousands):

	2025		2024
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$5,550	$6,411	$5,319

The weighted average remaining life of the intangible assets is approximately 2.1 years as of September 30, 2025 and  December 31, 2024.

The following sets forth the activity related to the intangible assets for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Beginning intangible assets, net	$938	$1,256	$1,092	$1,429
Amortization	(77)	(86)	(231)	(259)

Ending intangible assets, net	$861	$1,170	$861	$1,170

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2025	$69
2026	269
2027	240
2028	190
2029	93

Total	$861

8.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of September 30, 2025 and  December 31, 2024 (in thousands):

	2025	2024
Securities sold under agreements to repurchase:
U.S. government treasuries	$20,905	$20,396
U.S. government agencies	39,232	43,852
U.S. government mortgage-backed securities	8,453	7,188

Total pledged collateral	$68,590	$71,436

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

9.	Borrowings

On April 25, 2024, the Company entered into a promissory note and line of credit agreement with an unaffiliated bank, providing for a two-year five million dollar line of credit facility.  The Company has secured its obligations under the Credit Agreement by pledging to the Lender all outstanding shares of common stock of its subsidiary bank, Reliance State Bank. This note was paid in full in September 2025 and there is no outstanding balance as of September 30, 2025. The Company had $1 million of outstanding borrowings on the line of credit as of December 31, 2024. The Company did not comply with one covenant as of September 30, 2025 and  December 31, 2024 requiring the modified Texas Ratio not exceed 20% at the end of each calendar quarter. The modified Texas Ratio is defined as substandard, substandard-impaired loans and other real estate owned, divided by the sum of Tier 1 capital plus the Allowance for Credit Losses – Loans. The modified Texas Ratio was 21.3% as of September 30, 2025 and 22.7% as of December 31, 2024.  The lender waived the noncompliance.

FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $271.2 million and $245.3 million at  September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the Company had $21.5 million of FHLB advances with a weighted average interest rate of 4.03%. As of December 31, 2024, the Company had $43.5 million of FHLB advances with a weighted average interest rate of 4.42%.

On June 6, 2022, the Company borrowed $4.0 million on a credit agreement with a commercial bank. The borrowings were used for general corporate purposes. Interest under the note is payable quarterly over four years. Required quarterly principal payments of $150 thousand began in September 2022, with the remaining balance due June 2026. The interest rate is fixed at 3.35% and the outstanding balance was $2.1 million and $2.5 million as of  September 30, 2025 and December 31, 2024, respectively. The note is secured by property in West Des Moines, Iowa.

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

The table below identifies the notional amount, fair value and balance sheet category of the Company's interest rate swaps at September 30, 2025, and  December 31, 2024 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2025
Interest rate swaps	$8,221	$581	Other assets
Interest rate swaps	25,000	(175)	Other liabilities
December 31, 2024
Interest rate swaps	$8,531	$909	Other assets
Interest rate swaps	25,000	(161)	Other liabilities

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as a fair value hedge accounting relationship at September 30, 2025, and  December 31, 2024 (in thousands):

			Cumulative Amount of Fair Value
	Location in the consolidated	Carrying Amount of	Hedging Adjustment Included in
	balance sheet	the Hedged Assets	Carrying Amount of Hedged Assets
September 30, 2025
Interest rate swaps	Loans receivable, net	$49,062	$(405)
December 31, 2024
Interest rate swaps	Loans receivable, net	$52,567	$(748)

Back-to-Back Loan Swaps

The Company has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and nine months ended September 30, 2025, and September 30, 2024, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at September 30, 2025, and  December 31, 2024 (in thousands):

				Weighted Average	Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate
September 30, 2025
Customer interest rate swaps	$8,811	$234	Other assets	6.19%	5.98%
Customer interest rate swaps	8,811	(234)	Other liabilities	5.98%	6.19%
December 31, 2024
Customer interest rate swaps	$12,258	$87	Other assets	6.48%	5.81%
Customer interest rate swaps	12,258	(87)	Other liabilities	5.81%	6.48%

The Company was required to pledge $1.1 million and $1.3 million of securities as collateral for these derivative financial instruments at September 30, 2025, and December 31, 2024, respectively. The Company's counterparties were not required to pledge collateral at September 30, 2025 and  December 31, 2024.

11.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since  December 31, 2024 is due primarily to the decrease in unrealized losses on investment securities.

12.	Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and the Banks met all capital adequacy requirements to which they were subject as of September 30, 2025.

The Company and the Banks’ capital amounts and ratios as of September 30, 2025 and  December 31, 2024 are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2025
Total capital (to risk-weighted assets):
Consolidated	$228,752	15.4%	$156,433	10.50%	N/A	N/A
Boone Bank & Trust	16,647	13.5	12,917	10.50	12,302	10.0%
First National Bank	115,343	15.2	79,781	10.50	75,982	10.0
Iowa State Savings Bank	27,713	16.6	17,483	10.50	16,650	10.0
Reliance State Bank	29,536	13.1	23,619	10.50	22,495	10.0
State Bank & Trust	22,860	16.9	14,205	10.50	13,529	10.0
United Bank & Trust	13,386	17.2	8,162	10.50	7,773	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$210,129	14.1%	$126,636	8.50%	N/A	N/A
Boone Bank & Trust	15,560	12.6	10,457	8.50	9,842	8.0%
First National Bank	105,844	13.9	64,585	8.50	60,786	8.0
Iowa State Savings Bank	25,629	15.4	14,153	8.50	13,320	8.0
Reliance State Bank	26,720	11.9	19,120	8.50	17,996	8.0
State Bank & Trust	21,182	15.7	11,499	8.50	10,823	8.0
United Bank & Trust	12,414	16.0	6,607	8.50	6,219	8.0

Tier 1 capital (to average-assets):
Consolidated	$210,129	10.1%	$83,528	4.00%	N/A	N/A
Boone Bank & Trust	15,560	9.5	6,549	4.00	8,187	5.0%
First National Bank	105,844	10.0	42,171	4.00	52,713	5.0
Iowa State Savings Bank	25,629	9.2	11,181	4.00	13,976	5.0
Reliance State Bank	26,720	9.2	11,619	4.00	14,524	5.0
State Bank & Trust	21,182	10.9	7,773	4.00	9,717	5.0
United Bank & Trust	12,414	10.2	4,891	4.00	6,114	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$210,129	14.1%	$104,288	7.00%	N/A	N/A
Boone Bank & Trust	15,560	12.6	8,612	7.00	7,996	6.5%
First National Bank	105,844	13.9	53,187	7.00	49,388	6.5
Iowa State Savings Bank	25,629	15.4	11,655	7.00	10,823	6.5
Reliance State Bank	26,720	11.9	15,746	7.00	14,621	6.5
State Bank & Trust	21,182	15.7	9,470	7.00	8,794	6.5
United Bank & Trust	12,414	16.0	5,441	7.00	5,053	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2024
Total capital (to risk-weighted assets):
Consolidated	$219,750	14.3%	$161,155	10.50%	N/A	N/A
Boone Bank & Trust	16,446	13.5	12,809	10.50	12,199	10.0%
First National Bank	112,663	14.6	81,211	10.50	77,344	10.0
Iowa State Savings Bank	27,161	15.1	18,866	10.50	17,967	10.0
Reliance State Bank	29,222	12.2	25,232	10.50	24,030	10.0
State Bank & Trust	22,435	16.0	14,719	10.50	14,018	10.0
United Bank & Trust	13,205	16.4	8,479	10.50	8,075	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$201,749	13.1%	$130,459	8.50%	N/A	N/A
Boone Bank & Trust	15,404	12.6	10,369	8.50	9,759	8.0%
First National Bank	103,707	13.4	65,742	8.50	61,875	8.0
Iowa State Savings Bank	24,915	13.9	15,272	8.50	14,374	8.0
Reliance State Bank	26,237	10.9	20,426	8.50	19,224	8.0
State Bank & Trust	20,734	14.8	11,915	8.50	11,214	8.0
United Bank & Trust	12,198	15.1	6,864	8.50	6,460	8.0

Tier 1 capital (to average-assets):
Consolidated	$201,749	9.2%	$87,421	4.00%	N/A	N/A
Boone Bank & Trust	15,404	9.1	6,743	4.00	8,429	5.0%
First National Bank	103,707	9.3	44,595	4.00	55,744	5.0
Iowa State Savings Bank	24,915	9.5	10,541	4.00	13,176	5.0
Reliance State Bank	26,237	8.6	12,160	4.00	15,200	5.0
State Bank & Trust	20,734	10.2	8,096	4.00	10,120	5.0
United Bank & Trust	12,198	9.6	5,084	4.00	6,356	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$201,749	13.1%	$107,436	7.00%	N/A	N/A
Boone Bank & Trust	15,404	12.6	8,540	7.00	7,930	6.5%
First National Bank	103,707	13.4	54,141	7.00	50,274	6.5
Iowa State Savings Bank	24,915	13.9	12,577	7.00	11,679	6.5
Reliance State Bank	26,237	10.9	16,821	7.00	15,620	6.5
State Bank & Trust	20,734	14.8	9,812	7.00	9,112	6.5
United Bank & Trust	12,198	15.1	5,653	7.00	5,249	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes for all capital ratios except tier 1 capital to average assets. A banking organization with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At September 30, 2025, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

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

Accounting policies for the banking segment are the same as those described in Note 1, Nature of Business and Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The CODM assesses performance of the banking segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. All categories of interest expense, credit loss expense, and noninterest expense as disclosed in the Company’s consolidated statements of income are considered significant to the banking segment. For the nine months ended September 30, 2025 and 2024, respectively, there were no adjustments or reconciling items between the banking segment net income and consolidated net income as presented in the consolidated statements of income.

The measure of segment assets is based on total assets as reported on the consolidated balance sheets. For the nine months ended September 30, 2025, and the year ended December 31, 2024, respectively, there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated balance sheets.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs twenty-seven individuals to assist the Banks with its financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 231 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $4.6 million, or $0.51 per share, for the three months ended September 30, 2025, compared to net income of $2.2 million, or $0.25 per share, for the three months ended September 30, 2024. For the nine months ended September 30, 2025, net income for the Company totaled $12.5 million, or $1.41 per share, compared to $6.7 million, or $0.75 per share earned in the nine months ended September 30, 2024. The increase in earnings is primarily due to an increase in net interest income. Net interest income increased due to higher yields on loans and investments, combined with a lower cost of funds driven by declining market rates and reduced borrowings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$14,049	$11,077	$40,430	$32,855
Tax-equivalent adjustment (1)	109	128	349	405
Net interest income on an FTE basis (non-GAAP)	14,158	11,205	40,779	33,260
Average interest-earning assets	$2,001,002	$2,030,102	$2,036,289	$2,052,438
Net interest margin on an FTE basis (non-GAAP)	2.83%	2.21%	2.67%	2.16%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended September 30, 2025 and 2024

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended September 30, 2025 and 2024:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$95,115	$1,533	6.45%	$89,633	$1,425	6.36%
Agricultural	125,778	2,218	7.05%	122,642	2,356	7.68%
Real estate	1,054,016	13,430	5.10%	1,073,945	12,750	4.75%
Consumer and other	16,769	228	5.44%	17,064	220	5.16%

Total loans (including fees)	1,291,678	17,409	5.39%	1,303,284	16,751	5.14%

Investment securities
Taxable	568,730	3,344	2.35%	596,141	2,985	2.00%
Tax-exempt (2)	75,281	520	2.77%	91,221	609	2.67%
Total investment securities	644,011	3,864	2.40%	687,362	3,594	2.09%

Interest-bearing deposits with banks and federal funds sold	65,313	689	4.22%	39,456	495	5.02%

Total interest-earning assets	2,001,002	$21,962	4.39%	2,030,102	$20,840	4.11%

Noninterest-earning assets	65,634			72,650

TOTAL ASSETS	$2,066,636			$2,102,752

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,140,317	$4,031	1.41%	$1,146,461	$4,982	1.74%
Time deposits	336,692	3,142	3.73%	312,034	3,296	4.23%
Total deposits	1,477,009	7,173	1.94%	1,458,495	8,278	2.27%
Other borrowed funds	71,223	631	3.54%	120,234	1,357	4.51%

Total interest-bearing liabilities	1,548,232	7,804	2.02%	1,578,729	9,635	2.44%

Noninterest-bearing liabilities
Noninterest-bearing checking	310,424			337,604
Other liabilities	12,217			13,244

Stockholders' equity	195,763			173,175

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,066,636			$2,102,752

Net interest income (FTE)(3)		$14,158			$11,205
Net interest spread (FTE)			2.37%			1.67%
Net interest margin (FTE)(3)			2.83%			2.21%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended September 30, 2025 and 2024, the Company's net interest margin adjusted for tax exempt income was 2.83% and 2.21%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2025 totaled $14.0 million compared to $11.1 million for the three months ended September 30, 2024.

For the three months ended September 30, 2025, interest income increased $1.1 million, or 5.5%, when compared to the same period in 2024. The increase is primarily due to improved yield on the loan and investment portfolios.

Interest expense decreased $1.8 million, or 19.0%, for the three months ended September 30, 2025 when compared to the same period in 2024. The lower interest expense for the period is primarily due to reduced borrowings and a decrease in market rates.

Credit Loss Expense

A credit loss expense of $627 thousand was recognized for the three months ended September 30, 2025 as compared to $371 thousand for the three months ended September 30, 2024. Net loan recoveries for the three months ended September 30, 2025 totaled $344 thousand compared to net loan charge-offs totaled $10 thousand for the three months ended September 30, 2024. The credit loss expense in 2025 was primarily due to an increase in specific reserves in the commercial real estate and operating loan portfolios. The recovery in the third quarter 2025 was on a commercial loan relationship that was charged off in the second quarter of 2025.

Noninterest Income and Expense

Noninterest income for the three months ended September 30, 2025 totaled $2.5 million compared to $2.4 million for the three months ended September 30, 2024, an increase of 5.0%. The increase is primarily due to an increase in wealth management income due to growth in assets under management and new account relationships.

Noninterest expense for the three months ended September 30, 2025 totaled $10.2 million compared to $10.5 million recorded for the three months ended September 30, 2024, a decrease of 2.5%. The decrease in noninterest expense is primarily due to $449 thousand of consultant fees for certain contract negations completed in 2024. The efficiency ratio was 61.76% for the third quarter of 2025 as compared to 77.87% in the third quarter of 2024. The efficiency ratio continues to improve as net interest margin increases and noninterest expense is lower than the prior year.

Income Taxes

Income tax expense for the three months ended September 30, 2025 totaled $1.2 million compared to $397 thousand recorded for the three months ended September 30, 2024. The effective tax rate was 20% and 15% for the three months ended September 30, 2025 and 2024. The lower than expected tax rate in 2025 and 2024 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Income Statement Review for the Nine Months ended September 30, 2025 and 2024

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2025 and 2024:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$93,219	$4,313	6.17%	$88,236	$4,132	6.24%
Agricultural	125,211	6,423	6.84%	118,875	6,734	7.55%
Real estate	1,062,195	39,345	4.94%	1,069,681	37,302	4.65%
Consumer and other	16,648	669	5.36%	16,676	625	5.00%

Total loans (including fees)	1,297,273	50,750	5.22%	1,293,468	48,793	5.03%

Investment securities
Taxable	563,881	9,300	2.20%	611,032	9,104	1.99%
Tax-exempt (2)	80,938	1,663	2.74%	96,314	1,929	2.67%
Total investment securities	644,819	10,963	2.27%	707,346	11,033	2.08%

Interest-bearing deposits with banks and federal funds sold	94,197	3,092	4.38%	51,624	1,937	5.00%

Total interest-earning assets	2,036,289	$64,805	4.24%	2,052,438	$61,763	4.01%

Noninterest-earning assets	66,456			74,608

TOTAL ASSETS	$2,102,745			$2,127,046

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,169,128	$12,430	1.42%	$1,169,167	$14,768	1.68%
Time deposits	333,458	9,549	3.82%	302,650	9,269	4.08%
Total deposits	1,502,586	21,979	1.95%	1,471,817	24,037	2.18%
Other borrowed funds	76,513	2,047	3.57%	135,331	4,466	4.40%

Total interest-bearing liabilities	1,579,099	24,026	2.03%	1,607,148	28,503	2.36%

Noninterest-bearing liabilities
Noninterest-bearing checking	323,622			340,466
Other liabilities	13,037			12,919

Stockholders' equity	186,987			166,513

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,102,745			$2,127,046

Net interest income (FTE)(3)		$40,779			$33,260
Net interest spread (FTE)			2.21%			1.65%
Net interest margin (FTE)(3)			2.67%			2.16%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the nine months ended September 30, 2025 and 2024, the Company's net interest margin adjusted for tax exempt income was 2.67% and 2.16%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2025 totaled $40.4 million compared to $32.9 million for the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, interest income increased $3.1 million, or 5.0%, when compared to the same period in 2024. The increase is primarily due to improved yield in the loan portfolio and higher average balances in interest-bearing deposits with banks and federal funds sold.

Interest expense decreased $4.5 million, or 15.7%, for the nine months ended September 30, 2025 when compared to the same period in 2024. The lower interest expense for the period is primarily due to reduced borrowings and a decrease in market rates.

Credit Loss Expense

A credit loss expense of $1.7 million was recognized for the nine months ended September 30, 2025 as compared to $722 thousand for the nine months ended September 30, 2024. Net loan charge-offs for the nine months ended September 30, 2025 totaled $812 thousand compared to net loan charge-offs of $6 thousand for the nine months ended September 30, 2024. The credit loss expense in 2025 was primarily due to an increase in specific reserves in the commercial real estate and operating loan portfolios. The charge-offs in 2025 were primarily related to one commercial loan relationship.

Noninterest Income and Expense

Noninterest income for the nine months ended September 30, 2025 totaled $7.7 million compared to $7.2 million for the nine months ended September 30, 2024, an increase of 7.1%. The increase in noninterest income is primarily due to an increase in wealth management income due to growth in assets under management and new account relationships.

Noninterest expense for the nine months ended September 30, 2025 totaled $30.9 million compared to $31.4 million recorded for the nine months ended September 30, 2024, a decrease of 1.8%. The decrease in noninterest expense is primarily due to $799 thousand of consultant fees for certain contract negotiations completed in 2024. The efficiency ratio was 64.10% for the nine months ended September 30, 2025, as compared to 78.47% for the nine months ended September 30, 2024. The efficiency ratio continues to improve as net interest margin increases and noninterest expense is lower than the prior year.

Income Taxes

Income tax expense for the nine months ended September 30, 2025 totaled $3.1 million compared to $1.2 million recorded for the nine months ended September 30, 2024. The effective tax rate was 20% and 15% for the nine months ended September 30, 2025 and 2024. The lower than expected tax rate in 2025 and 2024 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Balance Sheet Review

As of September 30, 2025, total assets were $2.1 billion, a $25.2 million decrease compared to December 31, 2024. This decrease in assets is primarily due to a decrease in the loan portfolio.

Investment Portfolio

The investment portfolio totaled $650.7 million as of September 30, 2025, an increase of $2.2 million from the December 31, 2024 balance of $648.5 million. The increase in securities available-for-sale is primarily due to lower unrealized losses in the investment portfolio and partially offset by maturities in excess of purchases.

On a quarterly basis, the investment portfolio is reviewed for credit losses. As of September 30, 2025, gross unrealized losses of $29.6 million, are due to the interest rate environment and are not considered credit-related. Certain bonds in the investment portfolio may incur credit losses and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not have an allowance for credit losses on these investments as of September 30, 2025.

Loan Portfolio

The loan portfolio, net of the allowance for credit losses, totaled $1.28 billion and $1.30 billion as of September 30, 2025 and December 31, 2024, respectively. The decrease is primarily due to payoffs in the commercial real estate loan portfolio.

Deposits

Deposits totaled $1.83 billion and $1.85 billion as of September 30, 2025 and December 31, 2024, respectively. The decrease is primarily due to a decrease in noninterest-bearing checking accounts and partially offset by increases in public funds and time deposits as customers seek higher interest rates. Securities sold under agreements to repurchase decreased to $40.6 million as of September 30, 2025 compared to $52.4 million as of December 31, 2024. Securities sold under agreements to repurchase and deposit balances fluctuate as customers’ liquidity needs vary and could be impacted by prevailing market interest rates, competition, and economic conditions. Approximately 16% of deposits are tied to external indexes as of September 30, 2025. Deposit interest expense related to these deposits can be more volatile than other deposit products in a changing interest rate environment.

Other Borrowings

Other borrowings decreased to $23.5 million as of September 30, 2025 compared to $47.0 million as of December 31, 2024. The Company has continued to reduce borrowings as debt has matured.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which totaled $1.28 billion and $1.30 billion as of September 30, 2025 and December 31, 2024, respectively. Net loans comprise 61% of total assets as of September 30, 2025. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.51% at September 30, 2025, as compared to 1.17% at December 31, 2024. The Company’s level of problem loans as a percentage of total loans at September 30, 2025 of 1.51% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of June 30, 2025, of 0.66%, most recent available.

Substandard-Impaired loans totaled $18.8 million as of September 30, 2025 and have increased $4.6 million as compared to the substandard-impaired loans of $14.2 million as of December 31, 2024. The increase is primarily due to weakening in the commercial real estate and agricultural loan portfolios. Some commercial real estate loans are experiencing a decline in occupancy rates and collateral valuation, while the agricultural portfolio was primarily impacted by one agricultural loan relationship.

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

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of September 30, 2025, nonaccrual loans totaled $19.3 million and $174 thousand of loans past due 90 days and still accruing. This compares to nonaccrual loans of $14.8 million and $736 thousand of loans past due 90 days and still accruing as of December 31, 2024. There was $204 thousand other real estate owned as of September 30, 2025 and no other real estate owned as of December 31, 2024.

Loans past due 30 days or more totaled $10.3 million as of September 30, 2025, compared to $6.9 million as of December 31, 2024. The increase is primarily related to the 1-4 family real estate, construction real estate, and agriculture operating loan portfolios, partially offset by a decrease in the agriculture real estate loan portfolio.

The watch and special mention loans classified as agricultural real estate and operating totaled $36.3 million as of September 30, 2025 as compared to $30.9 million as of December 31, 2024. The substandard and substandard-impaired loans in these categories totaled $4.8 million and $5.2 million as of September 30, 2025 and December 31, 2024, respectively. The increase in watch and special mention loans is primarily due to variable yields, weather impacts and commodity prices affecting agricultural loans.

The watch and special mention loans classified as commercial real estate totaled $37.8 million as of September 30, 2025 as compared to $40.3 million as of December 31, 2024. The substandard and substandard-impaired commercial real estate loans totaled $30.1 million and $35.6 million as of September 30, 2025 and December 31, 2024, respectively. The decrease is primarily due to payoffs of substandard and substandard-impaired loans.

The allowance for credit losses as a percentage of outstanding loans as of September 30, 2025 was 1.39%, as compared to 1.29% at December 31, 2024. The allowance for credit losses totaled $18.0 million and $17.1 million as of September 30, 2025 and December 31, 2024, respectively. The increase in the allowance for credit losses is primarily due to an increase in specific reserves.

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

Commercial real estate and multi-family real estate represent approximately 41% of the loan portfolio as of September 30, 2025.  The following is an additional breakdown of the Company's commercial real estate and multi-family real estate portfolios (in thousands):

	September 30, 2025		December 31, 2024

	Total	Percent of Total Loans	Total	Percent of Total Loans

Real estate - multi-family	$209,099	16.2%	$200,209	15.2%

Real estate - commercial
Owner-Occupied All Purposes	165,850	12.8%	183,530	13.9%
Non-Owner Occupied Retail or Other	53,053	4.1%	57,971	4.4%
Non-Owner Occupied Hotel	36,802	2.7%	34,813	2.6%
Non-Owner Occupied Warehouse	31,310	2.4%	39,567	3.0%
Non-Owner Occupied Office	28,937	2.2%	34,612	2.6%
Total real estate - commercial	315,952	24.4%	350,493	26.5%

Total real estate - commercial and multi-family	$525,051	40.6%	$550,702	41.7%

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

As of September 30, 2025, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company’s liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions as of September 30, 2025 and December 31, 2024 totaled $108.2 million and $101.2 million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of September 30, 2025 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $271.2 million, with $21.5 million of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $97.2 million, with no outstanding federal fund purchase balances as of September 30, 2025. The Company had securities sold under agreements to repurchase totaling $40.6 million as of September 30, 2025.

Total investments as of September 30, 2025 were $650.7 million compared to $648.5 million as of December 31, 2024. These investments provide the Company with liquidity since all of the investments are classified as available-for-sale as of September 30, 2025. The Company has $360.9 million of unpledged securities available-for-sale and interest-bearing deposits as of September 30, 2025. The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities and payments represent a significant source of liquidity.

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2025 totaled $13.9 million compared to $8.4 million for the nine months ended September 30, 2024. The increase of $5.5 million in cash provided by operating activities was primarily due to higher net interest income.

Net cash provided by investing activities for the nine months ended September 30, 2025 was $48.4 million compared to $51.6 million for the nine months ended September 30, 2024. The decrease of $3.2 million in cash provided by investing activities was primarily due to purchases of securities available-for-sale, partially offset by a decrease in loans and maturities of securities-available-for-sale.

Net cash (used in) financing activities for the nine months ended September 30, 2025 totaled ($55.4) million compared to ($56.1) million for the nine months ended September 30, 2024. The decrease of $725 thousand in cash used by financing activities was primarily due to a decrease in net payments on other borrowings between periods, partially offset by a larger decrease in deposits. As of September 30, 2025, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $9.7 million and $7.9 million for the nine months ended September 30, 2025 and 2024, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $2.3 million as of September 30, 2025.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of September 30, 2025 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2025 totaled $200.6 million and was $25.9 million higher than the $174.7 million recorded as of December 31, 2024. The increase in stockholders’ equity was primarily the result of a decrease in unrealized losses on the investment portfolio and the retention of net income in excess of dividends. At September 30, 2025 and December 31, 2024, stockholders’ equity as a percentage of total assets was 9.5% and 8.2%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of September 30, 2025. Unrealized losses on the investment portfolio are excluded from regulatory capital.

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

In November, 2024, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of September 30, 2025, there were no remaining shares to be purchased under the plan.

In August, 2025, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 200,000 shares of the Company's common stock.  As of September 30, 2025, there were 200,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2025.

			Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2025 to July 31, 2025 (1)	6,522	$18.73	6,522	-

August 1, 2025 to August 31, 2025 (2)	-	$-	-	200,000

September 1, 2025 to September 30, 2025 (2)	-	$-	-	200,000

Total	6,522		6,522

(1)  The Stock Repurchase Plan adopted in November 2024, authorizing the purchase of 100,000 shares of common stock, was completed in July 2025.  There are no remaining shares available for purchase under this plan.

(2)  A successor Stock Repurchase Plan was approved and became effective on August 13, 2025 and authorized the purchase of up to 200,000 shares of common stock. This plan is scheduled to expire on November 17, 2026.  No purchases have been made under this plan and 200,000 shares remain available for purchase.

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

AMES NATIONAL CORPORATION

DATE: November 7, 2025	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Justin C. Clausen

Justin C. Clausen, Chief Financial Officer
(Principal Financial and Accounting Officer)