Form 10-K
period 2025-12-31
AMES NATIONAL CORP
filed 2026-03-12
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025 or

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

As of June 30, 2025, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $156,208,589.

The number of shares outstanding of the registrant’s common stock on February 27, 2026, was 8,857,220.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on or about March 13, 2026, are incorporated by reference into Part III of this Form 10-K.

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

The principal sources of Company revenue are: (i) interest and fees earned on loans made or held by the Company and Banks; (ii) interest on investments, primarily on bonds, held by the Banks; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at the Banks; (v) merchant and card fees; (vi) gain on the sale of loans; and (vii) securities gains (losses). The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (v) professional fees; and (vi) business development. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest-bearing liabilities (primarily deposit accounts and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

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

As of December 31, 2025, First National had capital of $104.5 million and 114 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2025 and 2024 of approximately $10.0 million and $5.2 million, respectively. Total assets as of December 31, 2025 and 2024 were approximately $1.109 billion and $1.107 billion, respectively.

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

As of December 31, 2025, State Bank had capital of $19.4 million and 20 full-time equivalent employees. State Bank had net income for the years ended December 31, 2025 and 2024 of approximately $2.4 million and $933 thousand, respectively. Total assets as of December 31, 2025 and 2024 were approximately $196.4 million and $198.6 million, respectively.

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

As of December 31, 2025, Boone Bank had capital of $13.1 million and 18 full-time equivalent employees. Boone Bank had net income for the years ended December 31, 2025 and 2024 of approximately $1.1 million and $616 thousand, respectively. Total assets as of December 31, 2025 and 2024 were approximately $160.4 million and $156.7 million, respectively.

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

As of December 31, 2025, Reliance Bank had capital of $28.1 million and 31 full-time equivalent employees. Reliance Bank had net income for the years ended December 31, 2025 and 2024 of approximately $2.5 million and $1.9 million, respectively. Total assets as of December 31, 2025 and 2024 were approximately $284.9 million and $307.5 million, respectively.

United Bank & Trust Co., Marshalltown, Iowa. United Bank is an Iowa, state-chartered, FDIC insured commercial bank. It offers a broad range of deposit and loan products, as well as wealth management services to customers located in the Marshalltown and surrounding Marshall County area. It conducts business from its main office and a full-service office, both located in Marshalltown.

As of December 31, 2025, United Bank had capital of $11.9 million and 16 full-time equivalent employees. United Bank had net income for the years ended December 31, 2025 and 2024 of approximately $1.5 million and $1.1 million, respectively. Total assets as of December 31, 2025 and 2024 were approximately $122.9 million and $130.3 million, respectively.

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

As of December 31, 2025, Iowa State Bank had capital of $27.2 million and 34 full-time equivalent employees. Iowa State Bank had net income for year ended December 31, 2025 and 2024 of approximately $2.9 million and $2.0 million, respectively. Total assets as of December 31, 2025 and 2024 were approximately $282.7 million and $270.3 million, respectively.

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

1-4 Family Residential Loans. 1-4 family residential loans are typically available to finance homes, home improvements and home equity lines of credit. These loans are made on a secured basis. Approximately 25% of the loan portfolio consists of loans made for 1-4 family residential purposes.

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

First National, Boone Bank, State Bank, United Bank and Iowa State Bank offer wealth management services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts and agency accounts. Assets under management amount to $510.4 million and $456.3 million as of December 31, 2025 and 2024, respectively. The Banks also provide farm management, investment and custodial services for individuals, businesses and non-profit organizations.

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

Commercial Real Estate Loans - Commercial real estate loans, including multi-family and agricultural real estate, are normally based on loan to appraisal value ratios that do not exceed 80% and are secured by a first priority lien position. Loans are typically subject to interest rate adjustments between five and seven years from origination. Fully amortized monthly repayment terms normally do not exceed twenty five years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial real estate, multi-family and agricultural real estate loans represent approximately 52% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is heavily dependent on commodity prices, weather conditions, government programs and trade policies.

Commercial and Agricultural Operating Lines - These loans are typically made to businesses and farm operations with terms typically up to twelve months. The credit needs are generally seasonal with the source of repayment coming from the entity’s normal business cycle. Cash flow reviews are completed to establish the ability to service the debt within the terms of the loan. A first priority lien on the general assets of the business normally secures these types of loans. Loan-to-value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Crop and hail insurance is required for most agricultural borrowers. Loans are generally guaranteed by the principal(s).

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

Home Equity Lines of Credit - The Banks offer a home equity line of credit generally with a maximum term of 60 months unless the rate is variable, in which case the maximum term may be up to 15 years. These loans are secured by a junior mortgage on the residential real estate and normally do not exceed a loan-to-market value ratio of 90% with the interest adjusted quarterly. Residential first mortgage loans, home equity term loans and home equity lines of credit represent approximately 25% of the loan portfolio.

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

The Company employs approximately 260 employees, of which 95% are full-time employees and the remaining 5% are part-time employees. Of the 260 employees, 122 employees were considered officers of the Company. As of December 31, 2025, approximately 62% of our current workforce was female and 38% was male. Approximately 5% of our workforce consisted of ethnically diverse employees as of December 31, 2025. There are no labor unions involved with the Company and we consider our relationship with our employees to be satisfactory. There are no employment contracts between the Company and any of its employees as of December 31, 2025.

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

The Company contributed over $312 thousand to various charitable and community organizations in 2025. Company employees volunteered approximately 11,000 hours serving various charitable organizations in our Banks’ communities. A number of our employees serve in leadership positions for nonprofit or community service organizations.

Corporate Governance

The Board of Directors has separated the CEO and Board Chair positions, with the Board Chair being a director who is independent under the NASDAQ governance standards. Nine of the eleven board members are independent directors. All directors serving on Board committees are independent under NASDAQ governance standards, with the exception of John L. Pierschbacher. The Company has established an age limitation policy for directors. Three of the eleven directors are female. All directors own Company stock and participate in the Director Stock Incentive Plan adopted by each of the Banks if they serve as a director of one of the Banks. The Company CEO is excluded from the Director Stock Incentive Plan. Certain transactions in Company stock are prohibited, including short-selling and hedging.

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

First National is headquartered in Ames, Iowa with a population of 69,000. The major employers are Iowa State University, Iowa Department of Transportation, Mary Greeley Medical Center, Ames Community Schools, City of Ames, Danfoss and McFarland Clinic. First National maintains three offices in the Des Moines metro area with a population of approximately 779,000. The major employers in the Des Moines metro market are Principal Financial Group, Wells Fargo, UnityPoint Health, MercyOne Medical, Amazon, Hy-Vee Food Inc., Casey's and John Deere. First National maintains two offices in Osceola, Iowa with a population of 5,600. Osceola is the county seat of Clarke County. The major employers in Clarke County are Hormel Foods, Miller Products Co., SIMCO Drilling Equipment, Inc., Clarke County Hospital, and Lakeside Casino. Loan services primarily include commercial and consumer types of credit, including operating lines, equipment loans and real estate loans.

Boone Bank is located in Boone, Iowa with a population of 12,500. Boone is the county seat of Boone County. The major employers are Fareway Stores, Inc., Iowa National Guard, Union Pacific Railroad, Boone County Hospital and CDS Global. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 7,100. Nevada is the county seat of Story County. The major employers are Story County Medical Center, Mid-States Millwright & Builders, Inc., Burke Corporation, Almaco and Verbio. State Bank provides various types of loans with a major agricultural presence.

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

United Bank is located in Marshalltown, Iowa with a population of 27,900. The major employers are Iowa Veterans Home, Marshalltown School District, JBS Swift & Co., Emerson Process Management/Fisher Division, Lennox Industries and UnityPoint Health. Marshalltown is the county seat of Marshall County. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans and real estate loans.

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

As of December 31, 2025, there were 48 FDIC insured institutions having approximately 123 locations within Boone, Clarke, Hancock, Marshall, Polk, Story, Taylor and Union County, Iowa where the Banks' offices are located. First National, State Bank and Reliance Bank together have the largest percentage of deposits in Story County. Reliance Bank has the largest percentage of deposits in Hancock County.

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

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The Agencies have also provided an optional community bank leverage ratio framework to provide a simple measure of capital adequacy for certain community banking organizations. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with capital level requirements as of December 31, 2025.

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

As of December 31, 2025, the Banks exceeded all of their regulatory capital requirements and were designated as “well capitalized” under federal guidelines. See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements under prompt corrective action. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized." Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2025, each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

Reserves Against Deposits

Prior to March 26, 2020, the Federal Reserve required all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3% had to be maintained against total transaction accounts of $645.8 million or less (subject to an exemption not in excess of the first $37.8 million of transaction accounts). A reserve of $18.24 million plus 10% of amounts in excess of $645.8 million had to be maintained in the event total transaction accounts exceeded $645.8 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve could be used to satisfy applicable liquidity requirements. Because required reserves were maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement was to reduce the earning assets of the Banks.

The Federal Reserve announced on March 15, 2020, that the reserve requirement ratios would be reduced to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. The annual indexation of the reserve requirement exemption amount and the low reserve tranche for 2025 is required by statute but will not affect depository institutions' reserve requirements, which will remain zero. Currently the Federal Reserve Board has no plans to re-impose reserve requirements but retains the right to do so.

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

Information about our Executive Officers

The following table sets forth summary information about the executive officers of the Company and certain executive officers of the Banks. Each executive officer has served in his current position for the past five years with the exception of Justin C. Clausen, Dan E. Johnson, and Michael A. Wilson. Mr. Clausen was appointed as Chief Financial Officer of the Company on July 5, 2024. Mr. Johnson was appointed President of State Bank on January 16, 2023. Mr. Wilson was appointed as Chief Lending Officer of the Company on November 9, 2023.

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Scott T. Bauer	63	President and Director of First National.

Justin C. Clausen	38	Chief Financial Officer and Secretary of the Company; previously Chief Accounting Officer and Controller of the Company.

Dan E. Johnson	54	President and Director of State Bank; previously Senior Loan Officer of State Bank.

John P. Nelson	59	Chief Executive Officer, President and Director of the Company. Director and Chairman of First National, State Bank and United Bank and Director of Iowa State Bank.

Jeffrey K. Putzier	64	President and Director of Boone Bank.

Richard J. Schreier	58	President and Director of Reliance Bank.

Adam R. Snodgrass	45	President and Director of Iowa State Bank.

Robert A. Thomas	66	President and Director of United Bank.

Michael A. Wilson	61

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

In particular, the national economy continues to face challenges due to inflationary pressures that begin building during late 2021 and, although improved, have persisted through 2025, resulting in continuing upward pressure on consumer and wholesale prices.  In response, the FOMC initiated a series of increases in the short-term federal funds interest rate, beginning in 2022 and continuing through 2023, in an effort to dampen economic activity and bring the rate of inflation back to the FOMC’s target range of two to three percent. Although the FOMC began reducing the federal funds rate in late 2024 and during 2025, interest rates continue to remain at relatively high levels on a historic basis, as the FOMC has now paused its reductions and adopted a “data-driven” approach under which future cuts will be dependent on favorable data regarding inflation and labor market conditions.  The continuation of elevated interest rates has the potential to overly reduce economic activity and, potentially, tip the domestic economy into a recessionary period of slower or negative growth.  As noted above, a period of depressed economic activity could adversely affect our business, financial condition and results of operations by, among other things, increasing the likelihood of borrower defaults on loan obligations, reducing collateral values and weakening the demand for the Banks’ loan and deposit products.

Continuing inflationary pressures may affect the Company’s interest rates, credit loss expenses and general operating expenses.

Consumer inflation as measured by the Consumer Price Index for All Urban Consumers (“CPI”) has increased 2.7% and 2.9% for the years ended December 31, 2025 and 2024, respectively.  Although inflationary pressures in the economy have now moderated from the higher rates of inflation experienced during 2021 through 2023, elevated levels of inflation can create upward pressure on the cost of hiring, training and retaining employees, other general operating expenses and interest rates.  If higher rates of inflation persist, our challenge will be keeping wages competitive and maintaining general operating expenses at their current levels, while also managing our credit loss expense which may be negatively impacted by our customers’ ability to service their debt obligations.

Developments with respect to global trade policies, including changing tariffs and the imposition of new or increased tariffs and related uncertainty thereof, could have a material adverse effect on the Company’s customers and thereby negatively impact its business, results of operations or financial condition.

There continues to be significant uncertainty about the future relationship between the United States and its foreign trading partners, including with respect to trade policies, treaties, trade agreements, government regulations, sanctions, tariffs, and application thereof. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the U.S. and other countries. In response, a number of countries, including China, have announced retaliatory tariffs against certain imports from the U.S., among other measures. Although we are continuing to evaluate the impact of these evolving developments on our customer base, we cannot provide any assurance about the ultimate outcome or impact of these developments or other changes in trade policies, including the imposition of new or increased tariffs between the U.S. and other countries. Furthermore, changes to trade policies, retaliatory measures, or prolonged uncertainty in trade relationships could increase the cost of, and reduce demand for, our products and services, as well as negatively affecting our customers’ ability to service debt, both of which could adversely impact our business. In addition, political tensions as a result of trade policies could reduce trade volume, investment and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could adversely affect our business, results of operations and financial condition.

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

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2025. The market value of real estate securing these loans can fluctuate significantly and potentially adversely in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

A significant portion of our loan portfolio consists of loans to borrowers who are directly or indirectly affected by the health of the Iowa agricultural economy, which has recently been under stress due to low commodity and livestock prices, higher input costs caused by inflation and potential losses of foreign markets due to disruptions in trade relationships. These conditions, together with other risks to which our agricultural borrowers are subject, including poor weather conditions, changes in governmental support programs, tariffs and uncertainty regarding governmental mandates affecting ethanol production, could result in reduced cash flows and profit margins, negatively affecting these borrowers and making it more difficult for them to repay their loan obligations to us. Moreover, uncertainty as to the status of tariffs on products that our agricultural borrowers export to foreign markets could result in further volatility and deterioration of the price of agricultural products, providing further challenges and risk to our portfolio of agricultural loans. A general decline in the agricultural economy could also negatively affect us by reducing the value of agricultural real estate which secures some of our agricultural loans, creating the potential for greater losses if these borrowers are unable to repay their loans and we are forced to rely on this collateral. Moreover, a general decline in the agricultural economy could also negatively impact some of our commercial borrowers whose businesses are directly or indirectly dependent on the health of the agricultural economy. All of these risks, which are beyond our control, could produce losses in our loan portfolio and adversely affect our financial condition or results of operations.

Liquidity and Interest Rate Risks

Fair values of investments in the Company’s securities portfolio may adversely change.

As of December 31, 2025, the fair value of our securities portfolio, consisting primarily of fixed income debt securities, was approximately $656.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, an unfavorable change in the liquidity of an investment, rating agency downgrades of the securities, reinvestment risk, liquidity risk, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could result in realized losses that negatively impact earnings. The success of any investment activity is affected by general economic conditions. Unexpected volatility or illiquidity in the markets in which we hold securities could further reduce our liquidity and stockholders' equity. The fair value of the securities portfolio has a net unrealized loss of $24.2 million as of December 31, 2025, resulting primarily from the negative impact of increased interest rates on the fair value of the portfolio. To mitigate the risk of selling securities in an unrealized loss position to fund cash flow needs, we have access to lines of credit that provide additional liquidity, if needed.

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

Use of artificial intelligence may result in reputational harm or liability, or could otherwise adversely affect the Company’s business.

Artificial intelligence, including generative artificial intelligence, is or may be integrated into our products and services or those developed by our third-party partners. The development and use of AI presents potential risks and challenges to our business and may require significant additional investments in infrastructure, personnel and training. There can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business or customers, including our efficiency or profitability. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption and use, and therefore our business. Artificial intelligence algorithms may be flawed - for example datasets may contain biased information or otherwise be insufficient - and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations. If the analyses that products integrating artificial intelligence assist in producing for us or our third-party partners are deficient, biased or inaccurate, we could be subject to competitive harm, potential legal liability and brand or reputational harm. The use of artificial intelligence may also present ethical issues. If we or our third-party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, we may experience competitive harm, potential legal liability and brand or reputational harm. In addition, we expect that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of our products and services and those developed by our third-party partners.

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

Because we have grown in part through acquisitions, goodwill and intangible assets are included in the consolidated assets reflected in our financial statements. Goodwill and intangible assets were $13.2 million as of December 31, 2025. Under generally accepted accounting principles (“GAAP”), we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. GAAP requires us to assign and then test goodwill at the reporting unit level. If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, this may be an indication of impairment. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets are not sufficient to support its net book value, we may be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

Our information security program is designed and managed to be consistent with the framework and guidelines of the FFIEC Information Security IT Examination Handbook, FFIEC Business Continuity Planning Handbook and the NIST Cybersecurity Framework version 2.0. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cyber threats when they occur. Along with periodically being examined by our regulators, the Company regularly engages external experts to audit, evaluate and validate our controls against these standard frameworks, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these examinations, audits and evaluations.

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

Governance

Our Board of Directors and executive officers are responsible for oversight of our information technology framework, including cybersecurity, information security, information technology and business continuity. The Chief Information Officer (“CIO”) and other members of senior management sit on the Risk Management Committee and report to the Board of Directors and executive officers at least annually and on an as needed basis. In the event of an immediate cyber threat to our business operations, the CIO would promptly initiate the Company’s incident response plan including notifying executive officers, Board of Directors and regulators.

While the Risk Management Committee and Board of Directors provide oversight of our information technology environment, the ultimate responsibility for our processes for identifying, assessing and managing cybersecurity risks resides with management. The CIO, with assistance from internal and external resources, is responsible for the implementation and providing oversight to our organization and maintaining the appropriate level of expertise to manage and implement cybersecurity policies, programs and strategies. The CIO has served for over 30 years in information technology and various roles within the Company.

ITEM 2. PROPERTIES

The Company's main office is located at 323 6th Street, Ames, Iowa. The Company also leases space in the main office at First National, located at 405 5th Street, Ames, Iowa. There is a lease agreement between the Company and First National. In addition to the main office owned by First National, First National conducts its business through seven full-service offices, the West Ames office, North Grand office, Ankeny office, West Glen office, Valley Junction office, Downtown Osceola office, and Jeffreys Drive office. The West Ames and North Grand offices are located in Ames, Iowa. The Ankeny office is located in Ankeny, Iowa. The West Glen office is located in West Des Moines, Iowa and is leased from the Company. The Valley Junction office is located in West Des Moines, Iowa. The Downtown Osceola and Jefferys Drive offices are located in Osceola, Iowa. A portion of the Ankeny and West Glen offices are leased to tenants for business purposes.

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

All of the Bank offices are owned by the respective Banks, with the exception of First National’s West Glen office which is owned by the Company and leased to First National. All of the properties owned by the Banks and the Company's main office are free of any mortgages. The West Glen office owned by the Company is subject to a $1.9 million mortgage.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 27, 2026, the Company had approximately 215 shareholders of record and approximately 7,035 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”. Trading in the Company’s common stock is, however, relatively limited. The closing price of the Company’s common stock was $27.01 on February 27, 2026.

The Company declared aggregate annual cash dividends in 2025 and 2024 of approximately $5.3 million and $8.4 million, respectively, or $0.60 per share in 2025 and $0.94 per share in 2024. In February 2026, the Company declared a quarterly cash dividend of approximately $2.1 million, or $0.24 per share, payable on March 13, 2026, to shareholders of record at the close of business on February 27, 2026.

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

On August 13, 2025, the Board of Directors approved a Stock Repurchase Plan which provided for the repurchase of up to 200,000 shares of the Company’s common stock. This Stock Repurchase Plan replaced the previous Stock Repurchase Plan (approved in November 2024) that was completed in July 2025. The Company purchased 91,890 shares in 2025 and 43,057 shares in 2024 under the Stock Repurchase Plans that were in effect during 2025 and 2024.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2025.

			Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

October 1, 2025 to October 31, 2025	18,682	$20.98	18,682	181,318

November 1, 2025 to November 30, 2025	16,265	$20.98	16,265	165,053

December 1, 2025 to December 31, 2025	-	$-	-	165,053

Total	34,947		34,947

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following financial data of the Company for the three years ended December 31, 2023 through 2025 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2025	2024	2023

STATEMENT OF INCOME DATA
Interest income	$87,093	$82,607	$74,301
Interest expense	31,431	37,631	29,676

Net interest income	55,662	44,976	44,625
Credit loss expense	1,037	592	789

Net interest income after credit loss expense	54,625	44,384	43,836
Noninterest income	11,170	9,837	9,215
Noninterest expense	41,929	41,980	40,162

Income before provision for income tax	23,866	12,241	12,889
Provision for income taxes	4,839	2,023	2,072

Net income	$19,027	$10,218	$10,817

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared**	$5,323	$8,444	$9,712
Cash dividends declared per share**	$0.60	$0.94	$1.08
Basic and diluted earnings per share	$2.14	$1.14	$1.20
Weighted average shares outstanding	8,895,197	8,991,286	8,992,167

BALANCE SHEET DATA
Total assets	$2,133,540	$2,133,180	$2,155,481
Net loans	1,280,222	1,303,917	1,277,812
Deposits	1,854,667	1,846,682	1,811,831
Stockholders' equity	207,894	174,706	165,788
Equity to assets ratio	9.74%	8.19%	7.69%

FINANCIAL PERFORMANCE
Net income	$19,027	$10,218	$10,817
Average assets	2,104,305	2,127,051	2,140,034
Average stockholders' equity	191,287	169,732	153,530

Return on assets (net income divided by average assets)	0.90%	0.48%	0.51%
Return on equity (net income divided by average equity)	9.95%	6.02%	7.05%
Net interest margin (net interest income divided by average earning assets)*	2.75%	2.22%	2.20%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	62.74%	76.59%	74.60%
Dividend payout ratio (dividends per share divided by net income per share)**	28.04%	82.46%	90.00%
Dividend yield (dividends per share divided by closing year-end market price)**	2.61%	5.72%	5.06%
Equity to assets ratio (average equity divided by average assets)	9.09%	7.98%	7.17%

* See page 32 for further discussion of this Non-GAAP financial measure.

** Beginning in August 2025 the dividends were declared and paid in the same quarter.  Previously dividends had been declared in one quarter and then paid in the subsequent quarter.  To convert to this new timing, the Company did not declare a dividend in the second quarter payable in the third quarter of 2025; rather the dividend typically paid in the third quarter was both declared and paid in the third quarter of 2025.

The following discussion is provided for the consolidated operations of the Company and its Banks. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and wealth management services. Some Banks also offer investment services through a third-party broker-dealer. The Company employs 27 individuals to assist the Banks with financial reporting, human resources, marketing, audit, compliance, technology systems, property appraisals, training and the coordination of management activities, in addition to 233 full-time equivalent individuals employed by the Banks.

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

The Company reported net income of $19.0 million for the year ended December 31, 2025 compared to $10.2 million for the year ended December 31, 2024. This represents an increase in net income of 86.2% when comparing 2025 with 2024. The increase in earnings in 2025 from 2024 is primarily due to an increase in net interest income. Net interest income increased due to higher yields on loans and investments, combined with a lower cost of funds driven by declining market rates and reduced borrowings. Earnings per share for 2025 were $2.14 compared to $1.14 in 2024. All six Banks demonstrated profitable operations during 2025 and 2024.

The Company’s return on average equity for 2025 was 9.95% compared to 6.02% in 2024. The return on average assets for 2025 was 0.90% compared to 0.48% in 2024. The increase in return on average equity and return on average assets when comparing 2025 to 2024 was primarily a result of an increase in earnings.

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

●

The agricultural industry is subject to commodity price fluctuations and other risks. Extended periods of low commodity prices, higher input costs or poor weather conditions could result in reduced profit margins, reducing demand for goods and services provided by agriculture-related businesses, which, in turn, could affect other businesses in the Company’s market area. Moreover, changes in U.S. trade policy could create further volatility for commodities prices as the volume of exports of agricultural products to these foreign markets could be adversely impacted. Lastly, including the imposition of tariffs and retaliatory tariffs and disruptions in foreign trade relationships, uncertainty regarding governmental mandates affecting ethanol production could reduce the demand for corn in the Company’s trade area, thus introducing further price volatility for this commodity. Any combination of these factors could produce losses within the Company's agricultural loan portfolio and in the commercial loan portfolio with respect to borrowers whose businesses are directly or indirectly impacted by the health of the agricultural economy. Such losses could result in an accelerated level of charge-offs and the need to increase provision expenses, thus resulting in reduced earnings.

●	Our portfolio of multi-family and commercial real estate loans are facing challenging conditions resulting from a combination of reduced occupancy and higher operating costs due to the continuing inflationary pressures in the economy and is primarily responsible for the increase in our substandard loans during 2025. These conditions may make it more difficult for some of our borrowers to service their loan obligations and can lead to reductions in the value of the real estate securing those loans, raising the potential for more frequent and larger charge-offs against the allowance for credit losses and the need to increase credit loss expense to replenish the allowance. In response, we are carefully monitoring the multi-family and commercial real estate loan portfolios through regular loan reviews, stress testing and sensitivity analysis. Loan reviews include monitoring past due rates, non-performing trends, concentrations, loan-to-value ratios and other qualitative factors.

The current economic environment, characterized by elevated short-term interest rates in response to inflationary pressures in the economy and the potential for a period of slower or negative economic growth resulting from efforts to dampen economic activity, combined with uncertainties related to changes in U.S. trade policies, has heightened the level of challenges, risks and uncertainties facing our business, including the following:

●

We may experience a potential slowdown in demand for our products and services, including the demand for traditional loans, although we believe the decline may be offset, in whole or in part, due to the easing of inflationary pressures and the recent trend toward lower market interest rates;

●

We may experience an increase in risk of delinquencies, defaults and foreclosures, as well as declining collateral values and further impairment of the ability of our borrowers to repay their loans, all of which may result in additional credit charges and other losses in our loan portfolio;

●

Goodwill is currently evaluated for impairment quarterly and goodwill has been determined to not be impaired as of December 31, 2025. In the future goodwill may be impaired if the effects of the economic slowdown negatively impacts our net income and fair value. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded;

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

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment. For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions. Impairment would arise if the fair value of a reporting unit is less than its carrying value. The Company completed a quantitative assessment of goodwill as of October 1, 2025 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded that there is no impairment of goodwill as of December 31, 2025. Goodwill may be impaired in the future if actual future test results differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:

	2025	2024

Net interest income (GAAP)	$55,662	$44,976
Tax-equivalent adjustment (1)	459	531
Net interest income on an FTE basis (non-GAAP)	56,121	45,507
Average interest-earning assets	$2,038,021	$2,052,978
Net interest margin on an FTE basis (non-GAAP)	2.75%	2.22%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent for the years ended December 31, 2025 and 2024, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.

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

	2025			2024

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
Interest-earning assets
Loans (1)
Commercial	$92,920	$5,833	6.28%	$89,932	$5,612	6.24%
Agricultural	124,977	8,552	6.84%	118,947	8,909	7.49%
Real estate	1,062,127	53,091	5.00%	1,072,829	50,424	4.70%
Consumer and other	16,259	872	5.36%	16,763	846	5.05%

Total loans (including fees)	1,296,283	68,348	5.27%	1,298,471	65,791	5.07%

Investment securities
Taxable	568,838	12,956	2.28%	603,831	12,014	1.99%
Tax-exempt (2)	78,844	2,185	2.77%	93,768	2,525	2.69%

Total investment securities	647,682	15,141	2.34%	697,599	14,539	2.08%

Other interest-earning assets	94,056	4,063	4.32%	56,908	2,808	4.93%

Total interest-earning assets	2,038,021	$87,552	4.30%	2,052,978	$83,138	4.05%

Noninterest-earning assets
Cash and due from banks	19,056			19,754
Premises and equipment, net	21,176			22,070
Other, less allowance for credit losses	26,052			32,249

Total noninterest-earning assets	66,284			74,073

TOTAL ASSETS	$2,104,305			$2,127,051

(1) Average loan balance includes nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.

(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21% for the years ended December 31, 2025 and 2024.

Average Balances and Interest Rates (continued)

	2025			2024

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings, interest-bearing checking and money markets accounts	$1,169,647	$16,283	1.39%	$1,167,878	$19,351	1.66%
Time deposits	333,106	12,597	3.78%	307,229	12,660	4.12%

Total deposits	1,502,753	28,880	1.92%	1,475,107	32,011	2.17%
Other borrowed funds	72,528	2,551	3.52%	128,445	5,620	4.38%

Total interest-bearing liabilities	1,575,281	31,431	2.00%	1,603,552	37,631	2.35%

Noninterest-bearing liabilities
Noninterest-bearing checking	324,803			340,868
Other liabilities	12,934			12,899

Stockholders' equity	191,287			169,732

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,104,305			$2,127,051

Net interest income (FTE)(3)		$56,121			$45,507
Net interest spread (FTE)			2.30%			1.70%
Net interest margin (FTE)(3)			2.75%			2.22%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate. For example, real estate loan interest income increased $2.7 million in 2025 compared to 2024. Decreased volume of real estate loans decreased interest income in 2025 by $507 thousand and higher interest rates increased interest income in 2025 by $3.2 million.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates (in thousands).

	2025 Compared to 2024
	Volume	Rate	Total (1)
Interest income
Loans
Commercial	$188	$33	$221
Agricultural	438	(795)	(357)
Real estate	(507)	3,174	2,667
Consumer and other	(26)	52	26

Total loans (including fees)	93	2,464	2,557

Investment securities
Taxable	(725)	1,667	942
Tax-exempt	(412)	72	(340)

Total investment securities	(1,137)	1,739	602

Other interest and dividend income	1,642	(387)	1,255

Total interest-earning assets	598	3,816	4,414

Interest-bearing liabilities
Deposits
Savings, interest-bearing checking and money market	29	(3,097)	(3,068)
Time deposits	1,022	(1,085)	(63)

Total deposits	1,051	(4,182)	(3,131)

Other borrowed funds	(2,116)	(953)	(3,069)

Total interest-bearing liabilities	(1,065)	(5,135)	(6,200)

Net interest income-earning assets	$1,663	$8,951	$10,614

(1)	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest-bearing liabilities. The volume of and yields earned on earning assets and the volume of and the rates paid on interest-bearing liabilities determine net interest income. Refer to the tables preceding this paragraph for additional detail. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2025 and 2024, the Company's non-GAAP net interest margin was 2.75% and 2.22%, respectively, computed on an FTE basis. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net interest income during 2025 and 2024 totaled $55.7 million and $45.0 million, respectively, representing a 23.8% increase in 2025 compared to 2024.

The high level of competition in the local markets may put downward pressure on the net interest margin of the Company. Currently, the Company’s primary market in Ames, Iowa, has fifteen banks, five credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other market areas in central, north-central and south-central Iowa creating similarly competitive environments.

Credit Loss Expense (Benefit)

The credit loss expense reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for credit losses. The Company’s credit loss expense for the year ended December 31, 2025 was $1.0 million compared to a credit loss expense of $592 thousand for the previous year. Net loan charge-offs totaled $357 thousand for the year ended December 31, 2025 compared to net loan charge-offs of $453 thousand for the previous year. The credit loss expense in 2025 was primarily due to an increase in specific reserves in the commercial real estate and operating loan portfolios. The credit loss expense in 2024 was primarily due to growth in the loan portfolio and charge-offs in the commercial loan portfolio. Loans classified as substandard and substandard-impaired increased $7.2 million to $56.8 million in 2025 primarily due to weakening in the multi-family and agricultural loan portfolios. Some multi-family real estate loans are experiencing a decline in occupancy rate, while the weakening in the agricultural loan portfolio is primarily due to one agricultural loan relationship. Refer to the “Asset Quality Review and Credit Risk Management” discussion for additional details with regard to credit loss expense.

Noninterest Income and Expense

Total noninterest income is comprised primarily of fee-based revenues from wealth management and trust services, bank-related service charges on deposit activities, net securities gains, merchant and card fees related to electronic processing of merchant and cash transactions and gain on the sale of loans held for sale.

Noninterest income during the years ended 2025 and 2024 totaled $11.2 million and $9.8 million, respectively. The increase in noninterest income in 2025 compared to 2024 is primarily due to an increase in wealth management income due to growth in assets under management and an increase in estate and trust fees.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds. Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 62% and 60% of noninterest expense in 2025 and 2024, respectively.

Noninterest expense during the years ended 2025 and 2024 totaled $41.9 million and $42.0 million, respectively. The decrease in noninterest expense is primarily due to $799 thousand of consultant fees for certain contract negotiations completed in 2024 and cost savings reflected in 2025. The cost savings were offset by an increase in salaries and benefits primarily due to normal raises and anticipated bonus payouts as Company performance thresholds are met. The percentage of noninterest expense to average assets was 1.99% in 2025, compared to 1.97% during 2024.

Provision for Income Taxes

The provision for income taxes for 2025 and 2024 was $4.8 million and $2.0 million, respectively. This amount represents an effective tax rate of 20% and 17%, respectively. The Company's federal income tax rate was 21% for the years ended December 31, 2025 and 2024. The increase in income tax expense was due to higher taxable income. The lower than expected tax rate in 2025 and 2024 was primarily due to tax-exempt interest income and New Markets Tax Credits.

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

Total assets increased to $2.134 billion in 2025 compared to $2.133 billion in 2024, or 0.02%. The increase was primarily due to an increase in interest-bearing deposits in financial institutions, decrease in unrealized losses on securities available-for-sale and partially offset by a decrease in loans receivable.

Loan Portfolio

Net loans as of December 31, 2025 totaled $1.28 billion, a decrease of 1.8% from the $1.30 billion as of December 31, 2024. Loans decreased primarily due to a decline in the commercial real estate loan portfolio and partially offset by an increase in the 1-4 family residential and multi-family real estate portfolios. Loans are the primary contributor to the Company’s revenues and cash flows. The average yield on loans was 293 and 299 basis points higher in 2025 and 2024, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The Company's loan portfolio consists of real estate, commercial, agricultural and consumer loans. As of December 31, 2025, gross loans totaled approximately $1.30 billion, which equals approximately 70.0% of total deposits and 60.8% of total assets. The Iowa State Average Report (consisting of 227 banks in the State of Iowa) loan to deposit ratio as of December 31, 2025 was 80%. As of December 31, 2025, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2025

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties (in thousands).

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	15 years	15 years	Total

Real Estate
Construction	$30,149	$20,289	$10,644	$769	$61,851
1-4 family residential	40,967	87,127	135,331	56,085	319,510
Multi-family	61,732	126,300	2,916	14,284	205,232
Commercial	69,565	162,601	39,174	41,780	313,120
Agricultural	8,332	45,378	47,131	59,712	160,553
Commercial	42,137	30,473	13,843	1,270	87,723
Agricultural	106,563	24,491	3,321	179	134,554
Consumer and other	2,546	8,827	3,757	101	15,231

Total loans	$361,991	$505,486	$256,117	$174,180	$1,297,774

The following table shows the contractual maturities after one year of the Company’s loan portfolio by fixed- and variable-rate loans as of December 31, 2025 (in thousands):

	After one	After five
	year but	years but
	within	within	After
	five years	15 years	15 years
Fixed-rate loans
Real Estate
Construction	$12,655	$-	$707
1-4 family residential	81,264	98,813	3,497
Multi-family	125,015	62	-
Commercial	149,197	4,057	-
Agricultural	40,802	18,799	748
Commercial	27,482	5,865	-
Agricultural	21,620	2,035	179
Consumer and other	8,778	3,757	8

Total fixed-rate loans	466,813	133,388	5,139

Variable-rate loans
Real Estate
Construction	7,634	10,644	62
1-4 family residential	5,863	36,518	52,588
Multi-family	1,285	2,854	14,284
Commercial	13,404	35,117	41,780
Agricultural	4,576	28,332	58,964
Commercial	2,991	7,978	1,270
Agricultural	2,871	1,286	-
Consumer and other	49	-	93

Total variable-rate loans	38,673	122,729	169,041

Total loans	$505,486	$256,117	$174,180

Loans Held For Sale

There was $472 thousand of mortgage origination funding awaiting delivery to the secondary market as of December 31, 2025 and $342 thousand as of December 31, 2024. Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations. The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income. It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2025 were $656.0 million, an increase of $7.4 million or 1.1% from the prior year end. As of December 31, 2025 and 2024, the investment portfolio comprised 31% and 30% of total assets, respectively. The increase in investments during 2025 is primarily due to lower unrealized losses in the investment portfolio.

Management’s process for obtaining and validating the fair value of investment securities is discussed in Note 16 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Investment Maturities as of December 31, 2025

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties (in thousands).

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total

U.S. government treasuries	$58,802	$81,486	$3,775	$-	$144,063
U.S. government agencies	6,814	47,726	23,442	-	77,982
U.S. government mortgage-backed securities	1,077	87,711	45,478	1,224	135,490
States and political subdivisions (1)	23,336	165,513	46,006	2,092	236,947
Corporate bonds	2,598	51,716	7,158	-	61,472

Total	$92,627	$434,152	$125,859	$3,316	$655,954

Weighted average yield
U.S. government treasuries	1.05%	2.26%	3.43%	n/a	1.80%
U.S. government agencies	1.42%	2.30%	4.46%	n/a	2.86%
U.S government mortgage-backed securities	2.39%	0.48%	3.89%	5.49%	1.64%
States and political subdivisions (1)	2.07%	2.51%	2.65%	3.00%	2.50%
Corporate bonds	3.17%	2.74%	5.21%	n/a	3.04%

Total	1.40%	2.05%	3.58%	3.90%	2.26%

(1) Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis using a federal income tax rate of 21 percent.

The Company's investment portfolio had an expected duration of 3.0 years and 3.1 years as of December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, the Company’s investment securities portfolio included securities issued by 243 and 258 government municipalities and agencies located within 30 states with a fair value of $236.9 million and $245.6 million, respectively. No one municipality or agency represents a concentration within this segment of the investment portfolio. Omaha, Nebraska, sewer revenue bonds with a fair value of $5.6 million (approximately 2.4% of the fair value of the government municipalities and subdivisions) represent the largest exposure to any one municipality or subdivision for the Company as of December 31, 2025.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of December 31, 2025 and 2024 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2025		2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$42,660	$40,987	$51,515	$47,768
Texas	25,281	24,405	25,859	23,995
Nebraska	18,865	17,562	19,256	17,005
Oregon	8,424	8,225	9,167	8,651
Connecticut	8,697	8,461	8,698	8,089
Other (2025: 17 states; 2024: 15 states)	36,557	35,284	36,236	33,376

Total general obligation bonds	$140,484	$134,924	$150,731	$138,884

Revenue bonds:
Iowa	$38,576	$37,657	$43,859	$41,320
Texas	14,733	13,961	14,764	13,266
Nebraska	8,667	8,096	9,042	8,029
Washington	5,506	5,183	5,691	5,113
Other (2025: 22 states; 2024: 22 states)	38,687	37,126	42,031	38,950

Total revenue bonds	$106,169	$102,023	$115,387	$106,678

Total obligations of states and political subdivisions	$246,653	$236,947	$266,118	$245,562

As of December 31, 2025 and 2024, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities and water utilities. The revenue bonds are to be paid from 15 revenue sources in 2025 and 2024. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2025		2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$24,183	$23,296	$27,404	$25,327
Water	18,456	17,748	19,373	17,967
College and universities, primarily dormitory revenues	15,390	14,589	16,207	14,685
Sewer	11,054	10,468	12,205	11,024
Leases	7,042	6,761	7,936	7,364
Other	30,044	29,161	32,262	30,311

Total revenue bonds by revenue source	$106,169	$102,023	$115,387	$106,678

Deposits

Total deposits were $1.855 billion and $1.847 billion as of December 31, 2025 and 2024, respectively. The increase of $8.0 million between the periods can be primarily attributed to increases in commercial demand and interest-bearing checking accounts. Balances fluctuate as customer liquidity needs vary and could be impacted by prevailing market interest rates, competition, and economic conditions. Approximately 14% of deposits are tied to external indexes as of December 31, 2025. Deposit interest expense related to these deposits can be more volatile than our other deposit products in a changing interest rate environment.

The Company’s primary source of funds is customer deposits. The Banks attempt to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While 88.6% of the Banks’ certificates of deposit mature in the next year, it is anticipated that many of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $250,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company believes it has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operations and liquidity. The Company had $9.9 million and $14.2 million of brokered deposits as of December 31, 2025 and 2024, respectively. The Company has approximately $646 million of estimated uninsured deposits as of December 31, 2025. Approximately $182 million of estimated uninsured deposits were collateralized by pledged assets.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2025 and 2024 (dollars in thousands).

	2025		2024
	Average		Average
	Amount	Rate	Amount	Rate

Noninterest-bearing checking deposits	$324,803	0.00%	$340,868	0.00%
Interest-bearing checking deposits	623,477	1.59%	618,728	1.97%
Money market deposits	364,549	1.46%	361,723	1.65%
Savings deposits	181,621	0.58%	187,427	0.64%
Time certificates	333,106	3.78%	307,229	4.12%

	$1,827,556		$1,815,975

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances in excess of the FDIC insurance limit of $250 thousand as of December 31, 2025 and 2024 (in thousands).

	2025	2024

3 months or less	$42,557	$39,710
Over 3 through 6 months	13,179	20,620
Over 6 through 12 months	18,228	15,227
Over 12 months	11,835	9,439

Total	$85,799	$84,996

The following table shows the amounts and remaining maturities of the portion of estimated time deposits in excess of FDIC Insurance Limits as of December 31, 2025 and 2024 (in thousands).

	2025	2024

3 months or less	$33,011	$26,573
Over 3 through 6 months	12,020	23,538
Over 6 through 12 months	21,107	16,124
Over 12 months	14,601	11,172

Total	$80,739	$77,407

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

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2025 and 2024 (dollars in thousands).

	2025		2024

		Average		Average
	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$38,799	2.96%	$52,412	3.14%
Other borrowings	21,352	3.90%	46,952	4.42%

Total	$60,151	3.29%	$99,364	3.74%

Average Annual Borrowed Funds

The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2025 and 2024 (dollars in thousands).

	2025		2024

		Average		Average
	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$41,868	3.07%	$45,075	3.21%
Other borrowings	30,660	4.13%	83,370	5.01%

Total	$72,528	3.52%	$128,445	4.38%

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2025, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher credit loss expense in future periods. These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company. For additional information, including quantification of the amounts involved, see Note 14 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this Annual Report.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2025, totaled $1.28 billion as compared to $1.30 billion as of December 31, 2024, a decrease of 1.8%. Net loans comprise approximately 60% of total assets as of the end of 2025. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. As the following chart indicates, the Company’s non-performing assets have increased by 1.0% from December 31, 2024 and total $15.7 million as of December 31, 2025. The Company’s level of non-performing loans as a percentage of loans of 1.19% as of December 31, 2025, is higher than the Iowa State Average peer group of FDIC insured institutions as of December 31, 2025, of 0.53%. Management believes that the allowance for credit losses as of December 31, 2025 remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past three years ended December 31, 2025 (dollars in thousands):

	2025	2024	2023

Nonperforming assets:
Nonaccrual loans	$15,133	$14,772	$13,811
Loans 90 days or more past due	328	736	109

Total nonperforming loans	15,461	15,508	13,920
Securities available-for-sale	-	-	-
Other real estate owned	204	-	-

Total nonperforming assets	$15,665	$15,508	$13,920

Ratio of nonaccrual loans to total loans outstanding	1.17%	1.12%	1.07%

Ratio of allowance for credit losses to nonaccrual loans	116.94%	115.48%	121.47%

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

Non-performing loans totaled $15.46 million as of December 31, 2025 and were $47 thousand lower than the non-performing loans as of December 31, 2024. The decrease in non-performing loans was due primarily to portfolio resolution activities, such as charge-offs, loan restructurings, and return to accrual status following sustained improvement in performance. The Company considers non-performing loans to generally include nonaccrual loans, loans past due 90 days or more and still accruing and other loans that may or may not meet the former non-performing criteria.

The allowance for credit losses related to these non-performing loans was approximately $1.1 million and $98 thousand at December 31, 2025 and 2024, respectively. The average balances of non-performing loans for the years ended December 31, 2025 and 2024 were $16.9 million and $14.4 million, respectively. For the years ended December 31, 2025 and 2024, interest income, which would have been recorded under the original terms of nonaccrual loans, was approximately $1.9 million and $963 thousand, respectively. There were $328 thousand and $736 thousand of loans greater than 90 days past due and still accruing interest as of December 31, 2025 and 2024, respectively.

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

Analysis of the Allowance for Credit Losses

The Company’s policy is to charge-off loans when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries. The following table sets forth information regarding net charge-offs to average loans outstanding by loan type during the years ended December 31, 2025 and 2024 (in thousands).

	2025			2024
			Net			Net
			charge-offs			charge-offs
	Net		(recoveries)	Net		(recoveries)
	charge-offs	Average	to average	charge-offs	Average	to average
	(recoveries)	Loans	loans	(recoveries)	Loans	loans

Net charge-offs (recoveries):
Real estate
Construction	$43	$59,655	0.07%	$-	$64,619	0.00%
1-4 Family residential	(21)	313,779	-0.01%	(13)	296,073	0.00%
Multi-family	-	202,170	0.00%	-	198,980	0.00%
Commercial	-	327,282	0.00%	-	353,580	0.00%
Agricultural	-	159,241	0.00%	-	159,577	0.00%
Commercial	335	92,920	0.36%	464	89,932	0.52%
Agricultural	-	124,977	0.00%	-	118,947	0.00%
Consumer and other	-	16,259	0.00%	2	16,763	0.01%

Totals	$357	$1,296,283	0.03%	$453	$1,298,471	0.03%

Pooled reserves for loan categories range from 0.84% to 2.36% of the outstanding loan balances as of December 31, 2025. In general, as loan volume increases, the pooled reserve levels increase with that growth and as loan volume decreases, the pooled reserve levels decrease with that decline. The allowance relating to commercial real estate is the largest reserve component. As of December 31, 2025, commercial real estate loans have a pooled reserve of 1.45%.

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

	2025	2024	2023

Specific reserve on loans individually evaluated for credit losses	$1,123	$98	$118

Loans individually evaluated for credit losses	$15,133	$14,772	$13,794

Percentage increase (decrease) in specific reserve on loans individually evaluated for credit losses	1046%	-17%	24%

Percentage increase (decrease) in loans individually evaluated for credit losses	2%	7%	-4%

Allocation of the Allowance for Credit Losses

The following table sets forth information concerning the Company’s allocation of the allowance for credit losses for the most recent three years (dollars in thousands):

	2025		2024		2023
	Amount	% *	Amount	% *	Amount	% *

Balance at end of period applicable to:
Real Estate
Construction	$518	5%	$482	5%	$408	5%
1-4 family residential	4,002	25%	3,890	23%	3,333	22%
Multi-family	2,208	16%	2,188	15%	2,542	15%
Commercial	5,131	24%	4,932	27%	5,236	28%
Agricultural	1,586	12%	1,584	12%	1,238	13%
Commercial	1,959	7%	1,759	7%	1,955	7%
Agricultural	1,931	10%	1,805	10%	1,607	9%
Consumer and other	362	1%	418	1%	457	1%

	$17,697	100%	$17,058	100%	$16,776	100%

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

Commercial real estate and multi-family real estate represent approximately 40% of the loan portfolio as of December 31, 2025.  The following is an additional breakdown of the Company's commercial real estate and multi-family real estate portfolios (in thousands):

	December 31, 2025		December 31, 2024

	Total	Percent of Total Loans	Total	Percent of Total Loans

Real estate - multi-family	$205,232	15.8%	$200,209	15.2%

Real estate - commercial
Owner-Occupied All Purposes	166,250	12.8%	183,530	13.9%
Non-Owner Occupied Retail or Other	50,141	3.9%	57,971	4.4%
Non-Owner Occupied Hotel	36,676	2.8%	39,567	3.0%
Non-Owner Occupied Warehouse	31,692	2.4%	34,612	2.6%
Non-Owner Occupied Office	28,361	2.2%	34,813	2.6%
Total real estate - commercial	313,120	24.1%	350,493	26.5%

Total real estate - commercial and multi-family	$518,352	39.9%	$550,702	41.7%

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

As of December 31, 2025, management believes that the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions and that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, interest-bearing deposits in financial institutions and federal funds sold for December 31, 2025 and 2024 totaled $126.8 million and $101.2 million, respectively. The higher balance of liquid assets as of December 31, 2025 primarily relates to increased deposits at the Federal Reserve Bank.

Other sources of liquidity available to the Banks as of December 31, 2025 include available borrowing capacity with the FHLB of $291.9 million and federal funds borrowing capacity at correspondent banks of $106.3 million. As of December 31, 2025, the Company had outstanding FHLB advances and other borrowings of $21.4 million, no federal funds purchased, and securities sold under agreements to repurchase of $38.8 million.

Total investments as of December 31, 2025, were $656.0 million compared to $648.5 million as of year-end 2024. The investment portfolio provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2025 and 2024. The investments have pretax net unrealized losses of $24.2 million and $52.0 million as of December 31, 2025 and 2024, respectively.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2025 and 2024 totaled $21.3 million and $14.3 million, respectively. The change in net cash provided by operating activities in 2025 was primarily due to higher net interest income.

Net cash provided by investing activities for the years ended December 31, 2025 and 2024 was $44.2 million and $72.0 million, respectively. The change in net cash provided by investing activities in 2025 was primarily due to purchases of securities available-for-sale, partially offset by a decrease in loans and maturities of securities available-for-sale.

Net cash (used in) financing activities for the years ended December 31, 2025 and 2024 totaled ($40.0) million and ($40.2) million, respectively. The change in net cash (used in) financing activities in 2025 was due primarily due to a decrease in net payments on other borrowings between periods, a smaller increase in deposits between periods, and a larger decrease in securities sold under agreements to repurchase.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2025, dividends from the Banks amounted to $13.5 million compared to $10.2 million in 2024. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

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

The Company has unconsolidated cash and interest-bearing deposits totaling $3.0 million that is available as of December 31, 2025 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

Commitments to extend credit totaled $239.7 million as of December 31, 2025 compared to a total of $232.0 million at the end of 2024. The timing of these credit commitments varies with the underlying borrowers; however, the Company believes it has satisfactory liquidity to fund these obligations as of December 31, 2025. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no other known trends in liquidity and cash flow needs as of December 31, 2025, that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity increased to $207.9 million at December 31, 2025, from $174.7 million at December 31, 2024. As of December 31, 2025 and 2024, stockholders’ equity as a percentage of total assets was 9.7% and 8.2%, respectively. The increase in stockholders’ equity was primarily the result of a decrease in unrealized losses on the investment portfolio and the retention of net income in excess of dividends. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of December 31, 2025. Net unrealized losses on the investment portfolio are excluded from regulatory capital for the purposes of calculating required capital ratios per regulatory standards.

From time to time, the Company’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. A total of 91,890 shares of common stock were repurchased under stock repurchase plans in 2025 and 43,057 shares of common stock were repurchased in 2024. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this Annual Report.

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

●	Uncertainties related to U.S. trade policies, including tariffs imposed on significant trading partners, the imposition of retaliatory tariffs, the potential for disruption of major trade relationships, new immigration policies and enforcement efforts, and reductions in federal employment levels, contracts and real estate holdings as part of the administration's effort to streamline the federal bureaucracy.

●	The potential for decline in commercial real estate values resulting from reduced occupancy and/or rental rates and higher operating costs due to inflation, negatively impacting the ability of our commercial real estate borrowers to repay their loan obligations and reducing the value of the real estate collateral securing such loans.

●	Factors adversely affecting the agricultural economy in Iowa, including the effects of tariffs and retaliatory tariffs, potential loss of foreign markets, depressed commodity and livestock prices and higher input costs due to inflation, negatively impacting the ability of our agricultural borrowers to repay their loan obligations and reducing collateral values for such loans.

●	Adequacy of the allowance for credit losses and changes in the level of non-performing assets and charge-offs.

●	Inflation, interest rates, securities market and monetary fluctuations.

●	Changes in the fair value of securities available-for-sale and management’s evaluation of credit losses of such securities.

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

●

Technological changes and operational and reputational risks related to breaches of data security and cyber-attacks, and the potential integration of artificial intelligence components into our processes or those of our third-party partners.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Ames National Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ames National Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the financial statements, the Company’s loan portfolio totaled $1.3 billion, and the allowance for credit losses on loans (ACL) was $17.7 million as of December 31, 2025. The Company primarily uses loss rate based undiscounted cash flow (UDCF) methods to estimate credit losses by portfolio segment. For loans that share similar risk characteristics, loans are designated into loan segments based on loans pooled by product types and similar risk characteristics or areas of risk concentration. The model calculates an expected loss percentage for each loan segment by considering the historical loss rate of similar peers.  The component of the allowance for credit losses for loans that share similar risk characteristics also considers qualitative factors for each loan segment to adjust for differences between the historical period used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio to reflect management’s expectation of future conditions based on a reasonable and supportable forecast. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reduces, on a straight-line basis over one year, the adjustments so that the model reverts back to the historical loss rates. Loans that do not share similar risk characteristics are evaluated on an individual basis.

We identified the ACL as a critical audit matter, and more specifically certain key qualitative factor adjustments applied to the ACL. The principal considerations for our determination included the high degree of judgment and subjectivity in auditing management’s identification and measurement of key qualitative factor adjustments.  This required a high degree of subjectivity and auditor effort due to the complexities of the model and the nature of the qualitative factor adjustments, which had a significant effect on the ACL.

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding of the Company’s process for establishing the ACL, including management’s process for developing and applying key qualitative factor adjustments

●	Obtained an understanding and evaluated the design of controls relating to management’s determination of the ACL, including:

○	Controls over the completeness and accuracy of data used to determine the ACL, and
○	Controls over management’s review and approval of the ACL, including the determination of key qualitative factor adjustments

●	Tested the mathematical accuracy of the calculation of the ACL, including the mathematical application of key qualitative factor adjustments on the loan segments

●	Evaluated the key qualitative factor adjustments made to the ACL, including assessing the reasonableness and basis for those key adjustments and testing internal and external data used in determining the key qualitative factor adjustments by agreeing significant inputs and underlying data to internal and external sources

●	Evaluated the reasonableness of management’s identification and application of key qualitative factor adjustments to the ACL, including evaluating management’s judgements for reasonableness based on changes in economic conditions and the loan portfolio, as well as relevant internal and third-party data

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2023.

Springfield, Missouri

March 12, 2026

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(in thousands, except share and per share data)

	2025	2024
ASSETS
Cash and due from banks	$20,481	$19,525
Interest-bearing deposits in financial institutions and federal funds sold	106,272	81,702
Total cash and cash equivalents	126,753	101,227
Interest-bearing time deposits	5,678	6,166
Securities available-for-sale	655,954	648,513
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	2,795	3,883
Loans receivable, net	1,280,222	1,303,917
Loans held for sale	472	342
Bank premises and equipment, net	20,920	21,567
Accrued income receivable	14,067	13,864
Other real estate owned	204	-
Bank-owned life insurance	3,303	3,214
Deferred income taxes, net	7,494	14,056
Other intangible assets, net	791	1,092
Goodwill	12,424	12,424
Other assets	2,463	2,915

Total assets	$2,133,540	$2,133,180

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$353,766	$358,386
Interest-bearing checking	635,885	619,951
Savings and money market	537,708	540,491
Time, $250 and over	85,799	84,996
Other time	241,509	242,858
Total deposits	1,854,667	1,846,682

Securities sold under agreements to repurchase	38,799	52,412
Other borrowings	21,352	46,952
Dividends payable	-	1,790
Accrued interest payable	2,562	3,208
Accrued expenses and other liabilities	8,266	7,430
Total liabilities	1,925,646	1,958,474

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,857,220 and 8,949,110 shares as of December 31, 2025 and 2024, respectively	17,714	17,898
Additional paid-in capital	12,135	13,635
Retained earnings	195,993	182,236
Accumulated other comprehensive (loss)	(17,948)	(39,063)
Total stockholders' equity	207,894	174,706

Total liabilities and stockholders' equity	$2,133,540	$2,133,180

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2025 and 2024

(in thousands, except per share data)

	2025	2024

Interest and dividend income:
Loans, including fees	$68,348	$65,791
Securities:
Taxable	12,956	12,014
Tax-exempt	1,726	1,994
Other interest and dividend income	4,063	2,808
Total interest and dividend income	87,093	82,607

Interest expense:
Deposits	28,880	32,011
Other borrowed funds	2,551	5,620
Total interest expense	31,431	37,631

Net interest income	55,662	44,976

Credit loss expense	1,037	592

Net interest income after credit loss expense	54,625	44,384

Noninterest income:
Wealth management income	6,271	5,310
Service fees	1,542	1,450
Securities (losses), net	-	(165)
Gain on sale of loans held for sale	544	524
Merchant and card fees	1,448	1,640
Other noninterest income	1,365	1,078
Total noninterest income	11,170	9,837

Noninterest expense:
Salaries and employee benefits	26,176	25,145
Data processing	5,781	6,152
Occupancy expenses, net	2,992	3,007
FDIC insurance assessments	1,026	1,164
Professional fees	2,083	2,605
Business development	1,508	1,373
Intangible asset amortization	301	337
New Markets Tax Credit projects amortization	766	766
Other operating expenses, net	1,296	1,431
Total noninterest expense	41,929	41,980

Income before income taxes	23,866	12,241

Provision for income taxes	4,839	2,023

Net income	$19,027	$10,218

Basic and diluted earnings per share	$2.14	$1.14

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2025 and 2024

(in thousands)

	2025	2024

Net income	$19,027	$10,218
Other comprehensive income, before tax:
Unrealized gains on securities before tax:
Unrealized holding gains arising during the period	27,780	10,134
Plus: reclassification adjustment for losses realized in net income	-	165
Other comprehensive income before tax	27,780	10,299
Tax (expense) related to other comprehensive income	(6,612)	(2,451)
Other income tax effects from tax reform	(53)	(24)
Other comprehensive income, net of tax	21,115	7,824
Comprehensive income	$40,142	$18,042

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2025 and 2024

(in thousands, except share and per share data)

					Accumulated
					Other	Total
	Common Stock		Additional Paid-	Retained	Comprehensive	Stockholders'
	Shares	Amount	in Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2023	8,992,167	17,984	14,253	180,438	(46,887)	165,788
Net income		-	-	10,218	-	10,218
Other income tax effects from tax reform		-	-	24	-	24
Other comprehensive income		-	-	-	7,824	7,824
Repurchase and retirement of stock	(43,057)	(86)	(618)	-	-	(704)
Cash dividends declared, $0.94 per share		.	-	(8,444)	-	(8,444)
Balance, December 31, 2024	8,949,110	$17,898	$13,635	$182,236	$(39,063)	$174,706
Net income		-	-	19,027	-	19,027
Other income tax effects from tax reform		-	-	53	-	53
Other comprehensive income		-	-	-	21,115	21,115
Repurchase and retirement of stock	(91,890)	(184)	(1,500)	-	-	(1,684)
Cash dividends declared, $0.60 per share		-	-	(5,323)	-	(5,323)
Balance, December 31, 2025	8,857,220	$17,714	$12,135	$195,993	$(17,948)	$207,894

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2025 and 2024

(in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,027	$10,218
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense for loans	996	735
Credit loss expense (benefit) for off-balance sheet credit exposures	41	(143)
Amortization of securities available-for-sale, loans and deposits, net	(37)	844
Amortization of intangible assets	301	337
Depreciation	1,289	1,355
Provision for deferred income taxes	(50)	(11)
Securities losses, net	-	165
Increase in cash value of bank-owned life insurance	(89)	(83)
Gain on sales of loans held for sale	(544)	(524)
Proceeds from the sales of loans held for sale	27,969	27,121
Originations of loans held for sale	(27,555)	(26,815)
Amortization of investment in New Markets Tax Credit projects	766	766
Gain on other real estate owned, net	(407)	(11)
Change in assets and liabilities:
(Increase) in accrued income receivable	(203)	(911)
(Increase) decrease in other assets	(314)	1,327
(Decrease) in accrued interest payable	(646)	(1,502)
Increase in accrued expenses and other liabilities	795	1,431
Net cash provided by operating activities	21,339	14,299

CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest-bearing time deposits	488	2,738
Purchase of securities available-for-sale	(119,127)	(15,343)
Proceeds from sale of securities available-for-sale	-	2,049
Proceeds from maturities and calls of securities available-for-sale	139,375	110,309
Purchase of FHLB stock	(4,642)	(11,109)
Proceeds from the redemption of FHLB and FRB stock	5,730	10,312
Net (increase) decrease in loans	19,903	(26,760)
Net proceeds from the sale of other real estate owned	3,127	82
Purchase of premises and equipment	(642)	(298)
Net cash provided by investing activities	44,212	71,980

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	7,985	34,851
(Decrease) in securities sold under agreements to repurchase	(13,613)	(1,582)
Payments on other borrowings	(22,400)	(177,088)
Proceeds from other borrowings	2,800	131,452
Net (payments on) FHLB short-term borrowings	(6,000)	(18,000)
Dividends paid	(7,113)	(9,082)
Stock repurchases	(1,684)	(704)
Net cash (used in) financing activities	(40,025)	(40,153)

Net increase in cash and cash equivalents	25,526	46,126

CASH AND CASH EQUIVALENTS
Beginning	101,227	55,101
Ending	$126,753	$101,227

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2025 and 2024

(in thousands)

	2025	2024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$32,077	$39,133
Income taxes	4,515	626

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$2,924	$71

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Dividends declared, not paid	$-	$1,790

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

Accrued interest receivable on AFS debt securities totaled $3.2 million and $2.9 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses.

FHLB and FRB stock: The Banks, as members of the FHLB system, are required to maintain an investment in capital stock of the FHLB in an amount equal to 0.06 percent of the member bank’s total assets plus 4.50 percent of outstanding advances from the FHLB and the outstanding principal balance of loans previously issued through the Mortgage Partnership Finance Program (MPF). All shares of FHLB stock are issued and redeemed at par value. The Banks, as members of the FRB system, must subscribe to the capital stock of its District Federal Reserve Bank in an amount equal to 6 percent of the member bank's paid-up capital and surplus and must pay in half of that amount. The other half is subject to call by the Board of Governors. The stock is issued and redeemed at par value. No ready market exists for the FHLB and FRB stock, and it has no quoted market value. The Company evaluates these assets for impairment on a quarterly basis and determined there was no impairment as of December 31, 2025.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses and other basis adjustments. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $10.8 million and $10.9 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments which consist of construction real estate, 1-4 family residential real estate, multi-family real estate, commercial real estate, agricultural real estate, commercial, agricultural and consumer and other lending. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. The key components in this estimation process include the following:

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2025 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded that there is no impairment of goodwill as of December 31, 2025. Further goodwill impairment evaluations, which may result in goodwill impairment, may be necessary if events or circumstance changes would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The Company has fair value hedging relationships at December 31, 2025 and 2024. The Company uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. The Company uses the dollar-offset method for assessing effectiveness using the cumulative approach. The dollar-offset method compares the fair value of the hedging derivative with the fair value of the hedged exposure. The cumulative approach involves comparing the cumulative changes in the hedging derivative’s fair value to the cumulative changes in the hedged exposure’s fair value.

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

Earnings per share: Basic earnings per share (“EPS”) computations for the years ended December 31, 2025 and 2024 were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic EPS for the years ended December 31, 2025 and 2024 (in thousands, except share and per share data):

	2025	2024
Basic earning per share computation:
Net income	$19,027	$10,218
Weighted average common shares outstanding	8,895,197	8,991,286
Basic EPS	$2.14	$1.14

New and Pending Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expanded segment disclosure requirements for public entities to include disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The updated guidance was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and did not have a material impact on the consolidated financial statements. See Note 17 for the new segment disclosures.

In  December 2023, the FASB issued ASU  No.  2023- 09, Income Taxes (Topic  740): Improvements to Income Tax Disclosures. The ASU is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table and income taxes paid to be disaggregated by jurisdiction. It also includes certain amendments to improve the effectiveness of income tax disclosures. For public business entities, the amendments are effective for fiscal years beginning after  December 15, 2024. The Company prospectively adopted this guidance effective January 1, 2025. See Note 13 for the updated and new disclosures.

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

In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. The ASU expands the population of acquired financial assets accounted for using the "gross-up approach" when recording the initial allowance for credit losses through an adjustment to the initial amortized cost basis. Acquired loans are deemed purchased season loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reportion periods. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the Company's consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-09, Derivates and Hedging (Topic 815): Hedge Accounting Improvements. The ASU enables entities to apply hedge accounting to a greater number of highly effective economic hedges in multiple areas. The ASU expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions, enabling entities to apply hedge accounting to potentially broader portfolios of forecasted transactions. The ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with generally accepted accounting principles. The amendments in this ASU are effective for public business entities for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

Note 2. Concentrations and Restrictions on Cash and Due from Banks and Interest-Bearing Deposits in Financial Institutions

The Federal Reserve announced on March 15, 2020, that the reserve requirement ratios would be reduced to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. Prior to March 26, 2020, the Federal Reserve Bank required member banks to maintain certain cash and due from bank reserves. The subsidiary banks did not have a reserve requirement at December 31, 2025 or 2024. The Federal Reserve Board currently has no plans to reinstate the reserve requirement but retains the right to reinstate it.

At December 31, 2025, the Company had approximately $112.6 million on deposit at various financial institutions. Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Note 3. Debt Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2025:
U.S. government treasuries	$146,986	$478	$(3,401)	$144,063
U.S. government agencies	80,149	158	(2,325)	77,982
U.S. government mortgage-backed securities	142,821	340	(7,671)	135,490
State and political subdivisions	246,653	285	(9,991)	236,947
Corporate bonds	63,580	147	(2,255)	61,472
Total	$680,189	$1,408	$(25,643)	$655,954

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2024:
U.S. government treasuries	$176,483	$8	$(8,776)	$167,715
U.S. government agencies	88,625	2	(5,194)	83,433
U.S. government mortgage-backed securities	103,964	6	(12,920)	91,050
State and political subdivisions	266,118	35	(20,591)	245,562
Corporate bonds	65,338	7	(4,592)	60,753
Total	$700,528	$58	$(52,073)	$648,513

The amortized cost and fair value of debt securities available-for-sale as of December 31, 2025, are shown below by expected maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$92,620	$91,550
Due after one year through five years	358,126	346,441
Due after five years through ten years	84,520	80,381
Due after ten years	2,102	2,092
	$537,368	$520,464
U.S. government mortgage-backed securities	142,821	135,490
Total	$680,189	$655,954

At December 31, 2025 and 2024, securities with a carrying value of approximately $295.4 million and $292.8 million, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

The proceeds, gains, and losses from the sale of securities available-for-sale are summarized below (in thousands):

	2025	2024
Proceeds from sales of securities available-for-sale	$-	$2,049
Gross realized gains on securities available-for-sale	-	-
Gross realized losses on securities available-for-sale	-	(165)

No credit loss expense was recognized on securities available-for-sale for the years ended December 31, 2025 and 2024.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024, are summarized as follows (in thousands):

2025:	Less than 12 Months			12 Months or More			Total
	Estimated	Gross		Estimated	Gross		Estimated	Gross
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale:
U.S. government treasuries	$-	$-	-	$109,187	$(3,401)	61	$109,187	$(3,401)
U.S. government agencies	4,031	(34)	2	52,968	(2,291)	50	56,999	(2,325)
U.S. government mortgage-backed securities	25,835	(126)	15	76,967	(7,545)	143	102,802	(7,671)
State and political subdivisions	9,799	(125)	13	194,954	(9,866)	373	204,753	(9,991)
Corporate bonds	504	-	1	52,372	(2,255)	63	52,876	(2,255)
Total	$40,169	$(285)	31	$486,448	$(25,358)	690	$526,617	$(25,643)

2024:	Less than 12 Months			12 Months or More			Total
	Estimated	Gross		Estimated	Gross		Estimated	Gross
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale:
U.S. government treasuries	$5,466	$(43)	2	$159,321	$(8,733)	94	$164,787	$(8,776)
U.S. government agencies	3,953	(34)	2	77,166	(5,160)	70	81,119	(5,194)
U.S. government mortgage-backed securities	3,740	(64)	5	86,870	(12,856)	154	90,610	(12,920)
State and political subdivisions	13,944	(253)	25	226,201	(20,338)	440	240,145	(20,591)
Corporate bonds	3,153	(27)	4	56,604	(4,565)	74	59,757	(4,592)
Total	$30,256	$(421)	38	$606,162	$(51,652)	832	$636,418	$(52,073)

At December 31, 2025, debt securities have gross unrealized losses of $25.6 million. These gross unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the gross unrealized losses on debt securities were not credit related. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 4. Loans Receivable and Credit Disclosures

The composition of loans receivable is as follows (in thousands):

	2025	2024

Real estate - construction	$61,851	$59,281
Real estate - 1-4 family residential	319,510	309,704
Real estate - multi-family	205,232	200,209
Real estate - commercial	313,120	350,493
Real estate - agricultural	160,553	159,880
Commercial	87,723	90,023
Agricultural	134,554	134,157
Consumer and other	15,231	17,066
	1,297,774	1,320,813
Unallocated portfolio layer basis adjustments[1]	145	162
Less allowance for credit losses	(17,697)	(17,058)
Total loans receivable, net	$1,280,222	$1,303,917

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

Summary changes in the allowance for credit losses for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024

Balance, beginning	$17,058	$16,776
Credit loss expense 1	996	735
Recoveries of loans charged-off	1,174	30
Loans charged-off	(1,531)	(483)
Balance, ending	$17,697	$17,058

1 The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $41 thousand related to off-balance sheet credit exposures.

Activity in the allowance for credit losses, on a disaggregated basis, for the years ended December 31, 2025 and 2024 is as follows (in thousands):

2025:		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$482	$3,890	$2,188	$4,932	$1,584	$1,759	$1,805	$418	$17,058
Credit loss expense (benefit)	79	91	20	199	2	535	126	(56)	996
Recoveries of loans charged-off	1	23	-	-	-	1,147	-	3	1,174
Loans charged-off	(44)	(2)	-	-	-	(1,482)	-	(3)	(1,531)
Balance, ending	$518	$4,002	$2,208	$5,131	$1,586	$1,959	$1,931	$362	$17,697

2024:		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$408	$3,333	$2,542	$5,236	$1,238	$1,955	$1,607	$457	$16,776
Credit loss expense (benefit)	74	544	(354)	(304)	346	268	198	(37)	735
Recoveries of loans charged-off	-	13	-	-	-	10	-	7	30
Loans charged-off	-	-	-	-	-	(474)	-	(9)	(483)
Balance, ending	$482	$3,890	$2,188	$4,932	$1,584	$1,759	$1,805	$418	$17,058

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans (in thousands):

	Primary Type of Collateral
December 31, 2025	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1-4 family residential	872	-	-	872	45
Real estate - multi-family	888	-	-	888	-
Real estate - commercial	9,933	-	-	9,933	739
Real estate - agricultural	555	-	-	555	-
Commercial	291	371	312	974	-
Agricultural	1,253	-	296	1,549	-
Consumer and other	-	-	-	-	-

	$13,792	$371	$608	$14,771	$784

	Primary Type of Collateral
December 31, 2024	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$62	$-	$-	$62	$-
Real estate - 1-4 family residential	696	-	-	696	40
Real estate - multi-family	947	-	-	947	-
Real estate - commercial	10,785	-	-	10,785	-
Real estate - agricultural	420	-	-	420	-
Commercial	460	398	405	1,263	50
Agricultural	213	-	357	570	-
Consumer and other	-	-	3	3	-

	$13,583	$398	$765	$14,746	$90

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

The following tables show the risk category of loans by loan category and year of origination as of December 31, 2025 (in thousands):

December 31, 2025	Amortized Cost Basis of Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Real estate - construction
Pass	$41,174	$2,861	$15,707	$-	$202	$17	$1,702	$61,663
Watch	188	-	-	-	-	-	-	188
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	-	-	-	-	-	-	-
Total	$41,362	$2,861	$15,707	$-	$202	$17	$1,702	$61,851

Current-period gross writeoffs	$-	$44	$-	$-	$-	$-	$-	$44

Real estate - 1-4 family residential
Pass	$66,583	$34,310	$37,820	$61,918	$44,640	$34,781	$23,445	$303,497
Watch	664	1,022	1,127	141	8,505	601	342	12,402
Special Mention	198	-	94	-	722	-	-	1,014
Substandard	-	70	421	-	1,067	165	-	1,723
Substandard-Impaired	414	81	116	-	-	263	-	874
Total	$67,859	$35,483	$39,578	$62,059	$54,934	$35,810	$23,787	$319,510

Current-period gross writeoffs	$-	$-	$-	$-	$-	$2	$-	$2

Real estate - multi-family
Pass	$44,032	$8,512	$6,479	$41,574	$21,766	$35,365	$6,434	$164,162
Watch	408	6,349	534	-	15,751	2,098	-	25,140
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	8,417	3,782	2,842	-	-	15,041
Substandard-Impaired	889	-	-	-	-	-	-	889
Total	$45,329	$14,861	$15,430	$45,356	$40,359	$37,463	$6,434	$205,232

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$50,627	$24,858	$19,991	$58,509	$42,010	$50,105	$1,186	$247,286
Watch	5,851	4,188	1,207	18,645	5,260	3,385	462	38,998
Special Mention	-	-	-	-	-	-	-	-
Substandard	221	220	-	-	15,487	973	-	16,901
Substandard-Impaired	-	-	9,460	-	-	475	-	9,935
Total	$56,699	$29,266	$30,658	$77,154	$62,757	$54,938	$1,648	$313,120

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$31,461	$14,801	$15,642	$24,258	$24,451	$31,286	$1,629	$143,528
Watch	7,209	1,548	1,074	1,101	258	3,313	372	14,875
Special Mention	-	-	-	-	-	-	-	-
Substandard	450	-	1,255	-	56	91	-	1,852
Substandard-Impaired	141	-	-	-	132	25	-	298
Total	$39,261	$16,349	$17,971	$25,359	$24,897	$34,715	$2,001	$160,553

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

December 31, 2025	Amortized Cost Basis of Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial
Pass	$13,209	$5,738	$5,885	$5,989	$3,988	$3,028	$35,130	$72,967
Watch	896	464	7,057	515	928	689	2,589	13,138
Special Mention	-	-	-	-	-	-	-	-
Substandard	50	234	-	-	-	-	-	284
Substandard-Impaired	393	250	24	-	-	355	312	1,334
Total	$14,548	$6,686	$12,966	$6,504	$4,916	$4,072	$38,031	$87,723

Current-period gross writeoffs	$1,346	$118	$-	$-	$-	$18	$-	$1,482

Agricultural
Pass	$18,127	$4,396	$2,881	$3,408	$1,859	$450	$79,922	$111,043
Watch	3,350	997	638	298	247	186	10,147	15,863
Special Mention	-	-	-	-	-	-	-	-
Substandard	2,276	-	-	28	-	20	4,042	6,366
Substandard-Impaired	-	600	30	-	201	15	436	1,282
Total	$23,753	$5,993	$3,549	$3,734	$2,307	$671	$94,547	$134,554

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$4,982	$1,921	$2,904	$1,562	$1,508	$1,829	$471	$15,177
Watch	10	-	-	-	-	-	-	10
Special Mention	-	-	-	-	-	-	-	-
Substandard	36	-	-	-	-	-	-	36
Substandard-Impaired	-	2	2	-	-	4	-	8
Total	$5,028	$1,923	$2,906	$1,562	$1,508	$1,833	$471	$15,231

Current-period gross writeoffs	$2	$1	$-	$-	$-	$-	$-	$3

Total loans
Pass	$270,195	$97,397	$107,309	$197,218	$140,424	$156,861	$149,919	$1,119,323
Watch	18,576	14,568	11,637	20,700	30,949	10,272	13,912	120,614
Special Mention	198	-	94	-	722	-	-	1,014
Substandard	3,033	524	10,093	3,810	19,452	1,249	4,042	42,203
Substandard-Impaired	1,837	933	9,632	-	333	1,137	748	14,620
Total	$296,839	$113,422	$138,765	$221,728	$191,880	$169,519	$168,621	$1,297,774

Current-period gross writeoffs	$1,348	$163	$-	$-	$-	$20	$-	$1,531

The following tables show the risk category of loans by loan category and year of origination as of December 31, 2024 (in thousands):

December 31, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real estate - construction
Pass	$37,743	$16,689	$1,640	$228	$11	$161	$1,991	$58,463
Watch	756	-	-	-	-	-	-	756
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	62	-	-	-	-	-	-	62
Total	$38,561	$16,689	$1,640	$228	$11	$161	$1,991	$59,281

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$46,850	$44,736	$66,864	$52,746	$41,574	$18,767	$21,325	$292,862
Watch	1,233	1,212	91	9,535	1,003	303	95	13,472
Special Mention	-	-	639	-	289	-	-	928
Substandard	-	424	-	1,230	-	90	-	1,744
Substandard-Impaired	568	-	-	70	-	60	-	698
Total	$48,651	$46,372	$67,594	$63,581	$42,866	$19,220	$21,420	$309,704

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$15,316	$20,441	$49,932	$31,822	$36,556	$10,771	$5,735	$170,573
Watch	6,517	-	-	19,971	-	-	-	26,488
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	2,200	-	-	2,200
Substandard-Impaired	948	-	-	-	-	-	-	948
Total	$22,781	$20,441	$49,932	$51,793	$38,756	$10,771	$5,735	$200,209

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$37,014	$30,228	$71,779	$51,164	$53,722	$26,685	$3,995	$274,587
Watch	4,749	5,429	14,982	5,484	6,005	548	241	37,438
Special Mention	-	-	-	-	2,893	-	-	2,893
Substandard	828	2,637	-	15,978	4,355	1,009	-	24,807
Substandard-Impaired	513	7,753	2,502	-	-	-	-	10,768
Total	$43,104	$46,047	$89,263	$72,626	$66,975	$28,242	$4,236	$350,493

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$20,951	$17,331	$28,074	$29,180	$21,796	$22,366	$2,562	$142,260
Watch	1,994	5,259	373	1,541	2,813	3,477	-	15,457
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	1,275	-	746	-	-	-	2,021
Substandard-Impaired	-	-	-	142	-	-	-	142
Total	$22,945	$23,865	$28,447	$31,609	$24,609	$25,843	$2,562	$159,880

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

December 31, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$14,729	$10,589	$10,677	$7,405	$1,475	$3,298	$28,192	$76,365
Watch	726	6,926	215	-	244	136	2,138	10,385
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,150	-	24	-	-	-	800	1,974
Substandard-Impaired	782	45	-	1	-	65	406	1,299
Total	$17,387	$17,560	$10,916	$7,406	$1,719	$3,499	$31,536	$90,023

Current-period gross charge-offs	$465	$-	$-	$-	$-	$9	$-	$474

Agricultural
Pass	$14,463	$5,547	$5,057	$3,499	$1,429	$503	$85,222	$115,720
Watch	1,822	563	356	261	8	186	12,249	15,445
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,159	-	-	72	380	-	1,113	2,724
Substandard-Impaired	-	54	-	214	-	-	-	268
Total	$17,444	$6,164	$5,413	$4,046	$1,817	$689	$98,584	$134,157

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$5,845	$4,451	$2,435	$1,931	$1,608	$758	$11	$17,039
Watch	15	-	-	-	-	-	-	15
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	1	-	3	-	8	-	-	12
Total	$5,861	$4,451	$2,438	$1,931	$1,616	$758	$11	$17,066

Current-period gross charge-offs	$9	$-	$-	$-	$-	$-	$-	$9

Total loans
Pass	$192,911	$150,012	$236,458	$177,975	$158,171	$83,309	$149,033	$1,147,869
Watch	17,812	19,389	16,017	36,792	10,073	4,650	14,723	119,456
Special Mention	-	-	639	-	3,182	-	-	3,821
Substandard	3,137	4,336	24	18,026	6,935	1,099	1,913	35,470
Substandard-Impaired	2,874	7,852	2,505	427	8	125	406	14,197
Total	$216,734	$181,589	$255,643	$233,220	$178,369	$89,183	$166,075	$1,320,813

Current-period gross charge-offs	$474	$-	$-	$-	$-	$9	$-	$483

The following table presents the amortized cost basis of loans on nonaccrual status and loans on nonaccrual status with no allowance for credit losses recorded by loan category (in thousands).

	Total Nonaccrual		Nonaccrual with no ACL
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

Real estate - construction	$-	$62	$-	$62
Real estate - 1-4 family residential	872	696	791	626
Real estate - multi-family	888	947	888	947
Real estate - commercial	9,933	10,768	7,464	10,768
Real estate - agricultural	555	420	555	420
Commercial	1,332	1,298	998	893
Agricultural	1,549	570	1,549	570
Consumer and other	4	11	-	3

	$15,133	$14,772	$12,245	$14,289

The interest income recognized on nonaccrual loans for the years ended December 31, 2025 and 2024 was approximately $195 thousand and $80 thousand, respectively.

The interest foregone on nonaccrual loans for the years ended December 31, 2025 and 2024 was approximately $1.9 million and $963 thousand, respectively.

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

The Company made four loan modifications to two borrowers experiencing financial difficulty for the year ended December 31, 2025. The Company made no loan modifications to borrowers experiencing financial difficulty for the year ended  December 31, 2024.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by portfolio segment and type of modification during the year ended  December 31, 2025 (in thousands):

	Payment Structure	Term Extension	Interest Rate Reduction	Total	% of Total Loans
Loan Type
Real estate - construction	$-	$-	$-	$-	0.00%
Real estate - 1-4 family residential	-	-	-	-	0.00%
Real estate - multi-family	-	-	-	-	0.00%
Real estate - commercial	2,469	-	-	2,469	0.79%
Real estate - agricultural	-	-	-	-	0.00%
Commercial	-	312	-	312	0.36%
Agricultural	-	-	-	-	0.00%
Consumer and other	-	-	-	-	0.00%
Total	$2,469	$312	$-	$2,781	0.21%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the year ended  December 31, 2025:

Payment Structure
Loan Type	Financial Effect

Commercial real estate	Payment structure modified by changing requirement from principal and interest to interest-only payments, providing short-term liquidity relief to the borrowers

Term Extension
Loan Type	Financial Effect

Commercial	Added a weighted-average 9 months to the life of loans, which reduced monthly payment amounts for the borrower

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company had no net charge-offs for the years ended December 31, 2025 and 2024, related to loan modifications to borrowers experiencing financial difficulties.

There were no loan modifications that had a payment default and were modified in the twelve months before default as of December 31, 2025. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of December 31, 2025 and 2024, are as follows (in thousands):

2025:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$188	$-	$188	$61,663	$61,851	$-
Real estate - 1-4 family residential	1,868	475	2,343	317,167	319,510	137
Real estate - multi-family	-	-	-	205,232	205,232	-
Real estate - commercial	2,087	109	2,196	310,924	313,120	109
Real estate - agricultural	621	-	621	159,932	160,553	-
Commercial	756	99	855	86,868	87,723	82
Agricultural	28	1,036	1,064	133,490	134,554	-
Consumer and other	4	-	4	15,227	15,231	-

Total	$5,552	$1,719	$7,271	$1,290,503	$1,297,774	$328

2024:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$63	$63	$59,218	$59,281	$-
Real estate - 1-4 family residential	1,744	204	1,948	307,756	309,704	23
Real estate - multi-family	-	-	-	200,209	200,209	-
Real estate - commercial	332	2,501	2,833	347,660	350,493	-
Real estate - agricultural	651	660	1,311	158,569	159,880	660
Commercial	288	356	644	89,379	90,023	-
Agricultural	68	53	121	134,036	134,157	53
Consumer and other	5	-	5	17,061	17,066	-

Total	$3,088	$3,837	$6,925	$1,313,888	$1,320,813	$736

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2025, there were no material commitments to lend additional funds to customers whose loans were classified as substandard-impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates. Loan transactions with related parties as of December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024

Balance, beginning of year	$15,651	$15,960
New loans	15,287	10,566
Repayments	(14,069)	(10,875)
Change in status	1,166	-
Balance, end of year	$18,035	$15,651

Note 5. Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation as of December 31, 2025 and 2024 (in thousands):

	2025	2024

Land	$4,218	$4,218
Buildings and improvements	28,869	28,662
Furniture and equipment	8,622	8,585
	41,709	41,465
Less accumulated depreciation	20,789	19,898
Total bank premises and equipment, net	$20,920	$21,567

Note 6. Goodwill

Goodwill arose in connection with four acquisitions in previous periods.  Management periodically reviews the carrying value of its goodwill for potential impairment.  In making such determination, management evaluates whether there are any adverse economic or qualitative factors indicating that an impairment may exist.  There was no impairment of the carrying amount of goodwill in 2025 or 2024.

Note 7. Intangible Assets

The following sets forth the carrying amounts and accumulated amortization of all intangible assets as of December 31, 2025 and 2024 (in thousands):

	2025		2024
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$5,620	$6,411	$5,319

The weighted average life of the intangible assets is approximately 1.6 years and 2.1 years as of December 31, 2025 and 2024, respectively.

The amortization expense for the intangible assets totaled $301 thousand and $337 thousand for the years ended December 31, 2025 and 2024, respectively. Estimated remaining amortization expense on intangible assets is as follows for the years ending December 31 (in thousands):

2026	268
2027	240
2028	190
2029	93

Total	$791

The following sets forth the activity related to intangible assets for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024

Beginning intangibles, net	$1,092	$1,429
Amortization	(301)	(337)

Ending intangible asset, net	$791	$1,092

Note 8. Deposits

At December 31, 2025, the maturities of time deposits are as follows (in thousands):

2026	$289,956
2027	26,485
2028	7,129
2029	2,166
2030	1,562
Thereafter	10
Total time deposits	$327,308

Interest expense on deposits for the years ended December 31, 2025 and 2024 is summarized as follows (in thousands):

	2025	2024

Interest-bearing checking	$9,892	$12,164
Savings and money market	6,391	7,188
Time deposits	12,597	12,659
Total deposit interest expense	$28,880	$32,011

Deposits held by the Company from related parties as of December 31, 2025 and 2024 totaled approximately $30.6 million and $32.9 million, respectively.

Note 9. Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements (repurchase agreements) as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Securities sold under agreements to repurchase:
U.S. government treasuries	$14,604	$20,396
U.S. government agencies	35,479	43,852
U.S. government mortgage-backed securities	9,842	7,188

Total pledged collateral	$59,925	$71,436

The following table summarizes the outstanding amount of, and the average rate on, repurchase agreements as of December 31, 2025 and 2024 (dollars in thousands).

	2025		2024

		Average		Average
	Balance	Rate	Balance	Rate

Repurchase agreements	$38,799	2.96%	$52,412	3.14%

Note 10. Borrowings

FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $291.9 million and $245.3 million at December 31, 2025 and 2024, respectively. The Company had short-term FHLB advances of $3 million and $27 million as of December 31, 2025 and 2024, respectively. The Company also had an FHLB advance of $15 million with a maturity date of August 2026 and $1.5 million with a maturity date of October 2029 as of December 31, 2025 and 2024. The weighted average contractual rate on FHLB advances was 3.95% and 4.42% as of December 31, 2025 and 2024, respectively.

On  April 25, 2024, the Company entered into a promissory note and line of credit agreement with an unaffiliated bank, providing for a two-year five million dollar line of credit facility.  The Company has secured its obligations under the Credit Agreement by pledging to the Lender all outstanding shares of common stock of its subsidiary bank, Reliance State Bank. The Company had no outstanding borrowings on the line of credit as of  December 31, 2025 and $1 million of outstanding borrowings on the line of credit as of December 31, 2024. The Company did not comply with one covenant as of December 31, 2025 and 2024, requiring the modified Texas Ratio not exceed 20% at the end of each calendar quarter. The modified Texas Ratio is defined as substandard, substandard-impaired loans and other real estate owned, divided by the sum of Tier 1 capital plus the Allowance for Credit Losses – Loans. The modified Texas Ratio was 24.6% and 22.7% as of December 31, 2025 and 2024. The lender waived the noncompliance as of December 31, 2025 and 2024.

On June 6, 2022, the Company borrowed $4.0 million on a credit agreement with a commercial bank. The borrowings were used for general corporate purposes. Interest under the note is payable quarterly over four years. Required quarterly principal payments of $150 thousand began in September 2022, with the remaining balance due June 2026. The interest rate is fixed at 3.35% and the outstanding balance was $1.9 million and $2.5 million as of December 31, 2025 and 2024, respectively. The note is secured by property in West Des Moines, Iowa.

Future required principal payments for long-term debt as of December 31, 2025 are shown in the table below (in thousands).

2026	16,900
2027	-
2028	-
2029	1,452
2030	-
Thereafter	-
$18,352

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

The Company was required to pledge $1.1 million and $1.3 million of securities as collateral for these fair value hedges as of December 31, 2025 and 2024, respectively.

The table below identifies the notional amount, fair value and balance sheet category of the Company's interest rate swaps at December 31, 2025 and 2024 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2025
Interest rate swaps	$8,115	$549	Other assets
Interest rate swaps	25,000	(144)	Other liabilities
December 31, 2024
Interest rate swaps	$8,531	$909	Other assets
Interest rate swaps	25,000	(161)	Other liabilities

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as a fair value hedge accounting relationship as of December 31, 2025 and 2024 (in thousands):

			Cumulative Amount of Fair Value
	Location in the consolidated	Carrying Amount of	Hedging Adjustment Included in
	balance sheet	the Hedged Assets	Carrying Amount of Hedged Assets
December 31, 2025
Interest rate swaps	Loans receivable, net	$47,767	$(404)
December 31, 2024
Interest rate swaps	Loans receivable, net	$52,567	$(748)

Back-to-Back Loan Swaps

The Company has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free-standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the years ended December 31, 2025 and 2024, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps as of December 31, 2025 and 2024 (in thousands):

				Weighted Average	Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate
December 31, 2025
Customer interest rate swaps	$8,773	$174	Other assets	5.98%	5.77%
Customer interest rate swaps	8,773	(174)	Other liabilities	5.77%	5.98%
December 31, 2024
Customer interest rate swaps	$12,258	$87	Other assets	6.48%	5.81%
Customer interest rate swaps	12,258	(87)	Other liabilities	5.81%	6.48%

Note 12. Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan. For the years ended December 31, 2025 and 2024, the Company matched employee contributions up to a maximum of 6%. For the years ended December 31, 2025 and 2024, Company contributions to the plan were approximately $1.2 million. The plan covers substantially all employees.

Note 13. Income Taxes

The components of income tax expense for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Federal:
Current	$3,783	$1,366
Deferred	(110)	(83)
Total federal income tax expense	3,673	1,283
State:
Current	1,106	668
Deferred	60	72
Total state income tax expense	1,166	740

Total income tax expense	$4,839	$2,023

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income before income taxes for the years ended December 31, 2025 and 2024 as shown in the following tables (in thousands):

	2025
	Amount	Percent of Pretax Income

Federal statutory rate	$5,012	21%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit (1)	730	3%
New Markets Tax Credits	(724)	(3%)
Valuation allowance	102	0%
Tax-exempt interest	(342)	(1%)
Other	61	0%
Effective income tax	$4,839	20%

(1) State taxes in Iowa make up greater than 50% of the tax effect in this category.

2024

Income taxes at 21%	$2,571
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	392
New Markets Tax Credits	(725)
Valuation allowance	112
Tax-exempt interest	(361)
Other	34
Total income tax expense	$2,023

Income taxes paid for the year ended  December 31, 2025 are as follows (in thousands):

2025

Federal	$3,871
Iowa	644
Total income taxes paid	$4,515

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024

Deferred tax assets:
Allowance for credit losses	$4,206	$4,054
Net unrealized losses on securities available-for-sale	5,768	12,380
State operating and alternative minimum tax carryforward	1,077	985
Accrued vacation	300	277
Off balance sheet reserve	207	197
Other deferred tax assets	414	383
Total deferred tax assets	11,972	18,276
Deferred tax liabilities:
Goodwill and other intangible assets	(1,524)	(1,391)
Bank premises and equipment	(1,159)	(1,181)
Deferred loan costs	(199)	(204)
Other deferred tax liabilities	(578)	(528)
Total deferred tax liabilities	(3,460)	(3,304)

Valuation allowance	(1,018)	(916)

Net deferred tax asset	$7,494	$14,056

The Company has approximately $792 thousand and $690 thousand of state income taxes associated with state net operating loss (“NOL”) carryforwards as of December 31, 2025 and 2024, respectively. The Company has recorded a valuation allowance against the tax effect of the NOL, as management believes it is more likely than not that such carryforwards will not be utilized.

The Company has approximately $226 thousand of state alternative minimum tax (“AMT”) credit carryforwards available to offset future state alternative minimum taxable income as of December 31, 2025 and 2024. The Company has recorded a valuation allowance against the tax effect of the AMT credit carryforwards, as management believes it is more likely than not that such carryforwards will not be utilized.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa. The Company is no longer subject to U.S. federal income and state tax examinations for years before 2022.

The Company follows the accounting requirements for uncertain tax positions. Management has determined that the Company has no material uncertain tax positions and no material accrued interest or penalties as of or for the years ended December 31, 2025 and 2024 that would require recognition. The Company had no significant unrecognized tax benefits as of December 31, 2025, that if recognized, would affect the effective tax rate. The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the next 12 months as of December 31, 2025 and 2024.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company’s commitments as of December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024

Commitments to extend credit	$239,683	$231,963
Standby letters of credit	7,300	7,553
Total commitments	$246,983	$239,516

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. As of December 31, 2025 and 2024, approximately $133.0 million and $123.7 million of the commitments to extend credit were fixed interest rates. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the party.

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

As of December 31, 2025 and 2024, the Banks have established liabilities totaling approximately $984 thousand and $943 thousand, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

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

Note 15. Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Regulators also have the ability to impose higher limits than those specified by capital adequacy guidelines if they so deem necessary. Management believes, as of December 31, 2025 and 2024, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2025 and 2024 are also presented in the tables. (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2025:
Total capital (to risk- weighted assets):
Consolidated	$232,927	15.6%	$156,836	10.50%	N/A	N/A
Boone Bank & Trust	16,732	13.7	12,803	10.50	12,193	10.0%
First National Bank	117,737	15.5	79,690	10.50	75,895	10.0
Iowa State Savings Bank	28,059	15.8	18,634	10.50	17,746	10.0
Reliance State Bank	29,585	13.4	23,221	10.50	22,116	10.0
State Bank & Trust	23,133	17.1	14,192	10.50	13,516	10.0
United Bank & Trust	13,459	17.3	8,169	10.50	7,780	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$214,256	14.3%	$126,962	8.50%	N/A	N/A
Boone Bank & Trust	15,630	12.8	10,364	8.50	9,754	8.0%
First National Bank	108,267	14.3	64,511	8.50	60,716	8.0
Iowa State Savings Bank	25,836	14.6	15,084	8.50	14,197	8.0
Reliance State Bank	26,820	12.1	18,798	8.50	17,692	8.0
State Bank & Trust	21,494	15.9	11,489	8.50	10,813	8.0
United Bank & Trust	12,496	16.1	6,613	8.50	6,224	8.0

Tier 1 capital (to average- assets):
Consolidated	$214,256	10.1%	$84,937	4.00%	N/A	N/A
Boone Bank & Trust	15,630	9.4	6,621	4.00	8,276	5.0%
First National Bank	108,267	9.9	43,622	4.00	54,528	5.0
Iowa State Savings Bank	25,836	9.3	11,144	4.00	13,931	5.0
Reliance State Bank	26,820	9.4	11,423	4.00	14,279	5.0
State Bank & Trust	21,494	11.1	7,752	4.00	9,690	5.0
United Bank & Trust	12,496	10.2	4,897	4.00	6,121	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$214,256	14.3%	$104,557	7.00%	N/A	N/A
Boone Bank & Trust	15,630	12.8	8,535	7.00	7,925	6.5%
First National Bank	108,267	14.3	53,127	7.00	49,332	6.5
Iowa State Savings Bank	25,836	14.6	12,422	7.00	11,535	6.5
Reliance State Bank	26,820	12.1	15,481	7.00	14,375	6.5
State Bank & Trust	21,494	15.9	9,461	7.00	8,785	6.5
United Bank & Trust	12,496	16.1	5,446	7.00	5,057	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2024:
Total capital (to risk- weighted assets):
Consolidated	$219,750	14.3%	$161,155	10.50%	N/A	N/A
Boone Bank & Trust	16,446	13.5	12,809	10.50	12,199	10.0%
First National Bank	112,663	14.6	81,211	10.50	77,344	10.0
Iowa State Savings Bank	27,161	15.1	18,866	10.50	17,967	10.0
Reliance State Bank	29,222	12.2	25,232	10.50	24,030	10.0
State Bank & Trust	22,435	16.0	14,719	10.50	14,018	10.0
United Bank & Trust	13,205	16.4	8,479	10.50	8,075	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$201,749	13.1%	$130,459	8.50%	N/A	N/A
Boone Bank & Trust	15,404	12.6	10,369	8.50	9,759	8.0%
First National Bank	103,707	13.4	65,742	8.50	61,875	8.0
Iowa State Savings Bank	24,915	13.9	15,272	8.50	14,374	8.0
Reliance State Bank	26,237	10.9	20,426	8.50	19,224	8.0
State Bank & Trust	20,734	14.8	11,915	8.50	11,214	8.0
United Bank & Trust	12,198	15.1	6,864	8.50	6,460	8.0

Tier 1 capital (to average- assets):
Consolidated	$201,749	9.2%	$87,421	4.00%	N/A	N/A
Boone Bank & Trust	15,404	9.1	6,743	4.00	8,429	5.0%
First National Bank	103,707	9.3	44,595	4.00	55,744	5.0
Iowa State Savings Bank	24,915	9.5	10,541	4.00	13,176	5.0
Reliance State Bank	26,237	8.6	12,160	4.00	15,200	5.0
State Bank & Trust	20,734	10.2	8,096	4.00	10,120	5.0
United Bank & Trust	12,198	9.6	5,084	4.00	6,356	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$201,749	13.1%	$107,436	7.00%	N/A	N/A
Boone Bank & Trust	15,404	12.6	8,540	7.00	7,930	6.5%
First National Bank	103,707	13.4	54,141	7.00	50,274	6.5
Iowa State Savings Bank	24,915	13.9	12,577	7.00	11,679	6.5
Reliance State Bank	26,237	10.9	16,821	7.00	15,620	6.5
State Bank & Trust	20,734	14.8	9,812	7.00	9,112	6.5
United Bank & Trust	12,198	15.1	5,653	7.00	5,249	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At December 31, 2025 and 2024, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2025 and 2024 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2025
Assets
Securities available-for-sale
U.S. government treasuries	$144,063	$144,063	$-	$-
U.S. government agencies	77,982	-	77,982	-
U.S. government mortgage-backed securities	135,490	-	135,490	-
State and political subdivisions	236,947	-	236,947	-
Corporate bonds	61,472	-	61,472	-
Loans	7,879	-	7,879	-
Derivative financial instruments	723	-	723	-

Liabilities
Derivative financial instruments	$318	$-	$318	$-

2024
Assets
Securities available-for-sale
U.S. government treasuries	$167,715	$167,715	$-	$-
U.S. government agencies	83,433	-	83,433	-
U.S. government mortgage-backed securities	91,050	-	91,050	-
State and political subdivisions	245,562	-	245,562	-
Corporate bonds	60,753	-	60,753	-
Loans	7,923	-	7,923	-
Derivative financial instruments	996	-	996	-

Liabilities
Derivative financial instruments	$248	$-	$248	$-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment). The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2025 and 2024 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2025

Collateral dependent loans	$2,078	$-	$-	$2,078
Other real estate owned	204	-	-	204

Total	$2,282	$-	$-	$2,282

2024

Collateral dependent loans	$385	$-	$-	$385

As of December 31, 2025, collateral dependent loans with a carrying value of $3.2 million were reduced by a specific reserve of $1.1 million, resulting in a reported fair value of $2.1 million. As of December 31, 2024, individually analyzed collateral dependent loans with a carrying value of $483 thousand were reduced by a specific reserve of $98 thousand resulting in a reporting fair value of $385 thousand.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024 are as follows (in thousands):

	2025
	Estimated	Valuation	Range of	Range
	Fair Value	Techniques	Unobservable Inputs

Collateral dependent loans	$2,078	Fair value of collateral	Valuation adjustments	0% - 25%

Other real estate owned	$204	Fair value of collateral	Valuation adjustments	6% - 8%

	2024
	Estimated	Valuation	Range of	Range
	Fair Value	Techniques	Unobservable Inputs

Collateral dependent loans	$385	Fair value of collateral	Valuation adjustments	0% - 25%

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

Other real estate owned is measured at fair value less costs to sell. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The following table includes the carrying amounts and estimated fair values of financial assets and liabilities as of December 31, 2025 and 2024 (in thousands):

		2025		2024
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$126,753	$126,753	$101,227	$101,227
Interest-bearing time deposits	Level 2	5,678	5,656	6,166	5,938
Securities available-for-sale	See previous table	655,954	655,954	648,513	648,513
FHLB and FRB stock	Level 2	2,795	2,795	3,883	3,883
Loans receivable, net	Level 2	1,280,222	1,248,203	1,303,917	1,261,703
Loans held for sale	Level 2	472	472	342	342
Accrued income receivable	Level 1	14,067	14,067	13,864	13,864
Derivative financial instruments	Level 2	723	723	996	996
Financial liabilities:
Deposits	Level 2	$1,854,667	$1,855,296	$1,846,682	$1,848,472
Securities sold under agreements to repurchase	Level 1	38,799	38,799	52,412	52,412
Other borrowings	Level 2	21,352	21,216	46,952	46,543
Accrued interest payable	Level 1	2,562	2,562	3,208	3,208
Derivative financial instruments	Level 2	318	318	248	248

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

Accounting policies for the banking segment are the same as those described in Note 1. The CODM assesses performance of the banking segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. All categories of interest expense, credit loss expense, and noninterest expense as disclosed in the Company’s consolidated statements of income are considered significant to the banking segment. For the years ended December 31, 2025 and 2024, there were no adjustments or reconciling items between the banking segment net income and consolidated net income as presented in the consolidated statements of income.

The measure of segment assets is based on total assets as reported on the consolidated balance sheets. For the years ended December 31, 2025 and 2024, respectively, there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated balance sheets.

Note 18. Subsequent Events

Subsequent events have been evaluated through March 12, 2026.

Note 19. Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets as of December 31, 2025 and 2024, and statements of income and cash flows for each of the years in the two-year period ended December 31, 2025, is as follows (in thousands):

CONDENSED BALANCE SHEETS
December 31, 2025 and 2024

	2025	2024

ASSETS

Cash and due from banks	$140	$87
Interest-bearing deposits in banks	2,813	905
Total cash and cash equivalents	2,953	992
Investment in bank subsidiaries	204,179	176,152
Loans receivable, net	613	861
Premises and equipment, net	2,769	2,717
Accrued income receivable	1	1
Other assets	274	101

Total assets	$210,789	$180,824

LIABILITIES

Borrowings	$1,900	$3,500
Dividends payable	-	1,790
Accrued expenses and other liabilities	995	828

Total liabilities	2,895	6,118

STOCKHOLDERS' EQUITY

Common stock	17,714	17,898
Additional paid-in capital	12,135	13,635
Retained earnings	195,993	182,236
Accumulated other comprehensive (loss)	(17,948)	(39,063)
Total stockholders' equity	207,894	174,706

Total liabilities and stockholders' equity	$210,789	$180,824

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2025 and 2024

	2025	2024
Operating income:
Equity in net income of bank subsidiaries	$20,353	$11,745
Interest income	33	39
Rental income	401	414
Other income	3,520	2,910
	24,307	15,108

Credit loss (benefit)	(3)	-

Operating income after credit loss (benefit)	24,310	15,108

Interest expense	130	122
Operating expense	5,535	5,174
	5,665	5,296

Income before income taxes	18,645	9,812

Income tax (benefit)	(382)	(406)

Net income	$19,027	$10,218

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,027	$10,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99	95
Credit loss (benefit)	(3)	-
Provision (credit) for deferred income taxes	6	(26)
Equity in net income of bank subsidiaries	(20,353)	(11,745)
Dividends received from bank subsidiaries	13,495	10,196
Decrease in accrued income receivable	-	-
(Increase) decrease in other assets	(173)	2
Increase in accrued expense and other liabilities	160	93
Net cash provided by operating activities	12,258	8,833

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in loans	251	45
Purchase of premises and equipment	(151)	(19)
Net cash provided by investing activities	100	26

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	800	1,000
Payments of long-term borrowings	(2,400)	(988)
Dividends paid	(7,113)	(9,082)
Stock repurchases	(1,684)	(704)
Net cash (used in) financing activities	(10,397)	(9,774)

Net increase (decrease) in cash and cash equivalents	1,961	(915)

CASH AND CASH EQUIVALENTS
Beginning	992	1,907
Ending	$2,953	$992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments (receipts) for:
Interest paid	$134	$122
Income taxes	(330)	(447)

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Dividends declared, not paid	$-	$1,790

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025 based on the specified criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 29, 2026, as filed with the SEC on March 13, 2026 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm for the years ended December 31, 2025 and 2024 is Forvis Mazars LLP, Springfield, MO., PCAOB ID: 686.

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

Exhibit
Number	Description

3.1	- Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on March 12, 2015)
3.2	- Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on March 12, 2015)
4.1	- Description of Securities (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on March 12, 2021)
10.1*	- Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 8, 2024)
10.2*	- Bank Director Stock Purchase Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 30, 2021)
10.3	- Promissory Note and Credit Agreement with Green Belt Bank & Trust (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 15, 2021)
10.4	- Promissory Note and Credit Agreement with Green Belt Bank & Trust (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 24, 2024)
19**	- Ames National Corporation Insider Trading Policy
21**	- Subsidiaries of the Company
23**	- Consent of Independent Registered Public Accounting Firm (Forvis Mazars, LLP)
31.1**	- Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	- Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	- Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	- Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97	- Ames National Corporation Clawback Policy (incorporated by reference to Exhibit 97 to Annual Report on Form 10-K filed on March 8, 2024)

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

AMES NATIONAL CORPORATION

March 12, 2026	By:	/s/ John P. Nelson
John P. Nelson, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 12, 2026.

/s/ John P. Nelson

John P. Nelson, Chief Executive Officer, President, and Director

(Principal Executive Officer)

/s/ Justin C. Clausen

Justin C. Clausen, Chief Financial Officer

(Principal Financial and Accounting Officer)

/s/ Jeffery C. Baker

Jeffery C. Baker, Director

/s/ Betty A. Baudler Horras

Betty A. Baudler Horras, Director

/s/ Douglas W. Beals

Douglas W. Beals, Director

/s/ Michelle R. Cassabaum

Michelle R. Cassabaum, Director

/s/ Lisa M. Eslinger

Lisa M. Eslinger, Director

/s/ Patrick G. Hagan

Patrick G. Hagan, Director

/s/ Everett S. Miles

Everett S. Miles, Director

/s/ John L. Pierschbacher

John L. Pierschbacher, Director

/s/ Kevin L. Swartz

Kevin L. Swartz, Director

/s/ Scot A. Trost

Scot A. Trost, Director