Form 10-Q
period 2026-03-31
AMES NATIONAL CORP
filed 2026-05-08
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, there were 8,857,220 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$21,428	$20,481
Interest-bearing deposits in financial institutions and federal funds sold	96,723	106,272
Total cash and cash equivalents	118,151	126,753
Interest-bearing time deposits	5,428	5,678
Securities available-for-sale	688,827	655,954
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	2,667	2,795
Loans receivable, net	1,264,827	1,280,222
Loans held for sale	614	472
Bank premises and equipment, net	21,010	20,920
Accrued income receivable	13,098	14,067
Other real estate owned	212	204
Bank-owned life insurance	3,326	3,303
Deferred income taxes, net	8,806	7,494
Intangible assets, net	722	791
Goodwill	12,424	12,424
Other assets	2,427	2,463

Total assets	$2,142,539	$2,133,540

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$330,687	$353,766
Interest-bearing checking	661,131	635,885
Savings and money market	553,513	537,708
Time, $250 and over	80,776	85,799
Other time	241,286	241,509
Total deposits	1,867,393	1,854,667

Securities sold under agreements to repurchase	36,726	38,799
Other borrowings	18,202	21,352
Accrued interest payable	2,218	2,562
Accrued expenses and other liabilities	10,430	8,266
Total liabilities	1,934,969	1,925,646

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,857,220 shares as of March 31, 2026 and December 31, 2025	17,714	17,714
Additional paid-in capital	12,135	12,135
Retained earnings	199,840	195,993
Accumulated other comprehensive (loss)	(22,119)	(17,948)
Total stockholders' equity	207,570	207,894

Total liabilities and stockholders' equity	$2,142,539	$2,133,540

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025

Interest and dividend income:
Loans, including fees	$16,816	$16,674
Securities:
Taxable	4,009	2,840
Tax-exempt	422	453
Other interest and dividend income	969	1,151
Total interest and dividend income	22,216	21,118

Interest expense:
Deposits	6,335	7,419
Other borrowed funds	450	784
Total interest expense	6,785	8,203

Net interest income	15,431	12,915

Credit loss expense (benefit)	(347)	962

Net interest income after credit loss expense (benefit)	15,778	11,953

Noninterest income:
Wealth management income	1,596	1,444
Service fees	378	370
Securities gains (losses), net	(6)	-
Gain on sale of loans held for sale	140	75
Merchant and card fees	318	348
Other noninterest income	359	310
Total noninterest income	2,785	2,547

Noninterest expense:
Salaries and employee benefits	6,777	6,373
Data processing	1,492	1,352
Occupancy expenses, net	794	772
FDIC insurance assessments	240	260
Professional fees	770	485
Business development	343	372
Intangible asset amortization	69	77
New market tax credit projects amortization	17	192
Other operating expenses, net	371	380
Total noninterest expense	10,873	10,263

Income before income taxes	7,690	4,237

Provision for income taxes	1,730	794

Net income	$5,960	$3,443

Basic and diluted earnings per share	$0.67	$0.39

Dividends declared per share	$0.24	$0.20

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025

Net income	$5,960	$3,443
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(5,463)	9,491
Plus: reclassification adjustment for losses realized in net income	6	-
Other comprehensive income (loss), before tax	(5,457)	9,491
Tax (expense) benefit related to other comprehensive income	1,299	(2,259)
Other income tax effects from tax reform	(13)	(10)
Other comprehensive income (loss), net of tax	(4,171)	7,222
Comprehensive income	$1,789	$10,665

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share data)

					Accumulated
					Other
Three Months Ended March 31, 2026 and 2025					Comprehensive	Total
	Common Stock		Additional Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2024	8,949,110	$17,898	$13,635	$182,236	$(39,063)	$174,706
Net income	-	-	-	3,443	-	3,443
Other income tax effects from tax reform	-	-	-	10	-	10
Other comprehensive income	-	-	-	-	7,222	7,222
Repurchase and retirement of stock	(33,553)	(67)	(483)	-	-	(550)
Cash dividends declared, $0.20 per share	-	-	-	(1,775)	-	(1,775)
Balance, March 31, 2025	8,915,557	$17,831	$13,152	$183,914	$(31,841)	$183,056

Balance, December 31, 2025	8,857,220	$17,714	$12,135	$195,993	$(17,948)	$207,894
Net income	-	-	-	5,960	-	5,960
Other income tax effects from tax reform	-	-	-	13	-	13
Other comprehensive income (loss)	-	-	-	-	(4,171)	(4,171)
Cash dividends declared, $0.24 per share	-	-	-	(2,126)	-	(2,126)
Balance, March 31, 2026	8,857,220	$17,714	$12,135	$199,840	$(22,119)	$207,570

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Three Months Ended March 31, 2026 and 2025

	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,960	$3,443
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit) for loans	(310)	994
Credit loss (benefit) for off-balance sheet credit exposures	(37)	(32)
Amortization (accretion) of securities available-for-sale and loans, net	(324)	122
Amortization of intangible assets	69	77
Depreciation	315	317
Provision for deferred income taxes	(13)	(213)
Securities losses, net	6	-
Increase in cash value of bank-owned life insurance	(23)	(21)
Gain on sales of loans held for sale	(140)	(75)
Proceeds from loans held for sale	9,192	3,549
Originations of loans held for sale	(9,194)	(3,672)
Amortization of investment in New Markets Tax Credit projects	17	192
Gain on other real estate owned, net	(2)	-
Change in assets and liabilities:
Decrease in accrued income receivable	969	1,624
Decrease (increase) in other assets	19	(74)
(Decrease) in accrued interest payable	(344)	(653)
Increase in accrued expenses and other liabilities	2,201	1,540
Net cash provided by operating activities	8,361	7,118

CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest-bearing time deposits	250	1,000
Purchase of securities available-for-sale	(70,360)	(12,309)
Proceeds from sale of securities available-for-sale	491	-
Proceeds from maturities and calls of securities available-for-sale	31,829	29,743
Purchase of FHLB stock	(21)	(228)
Proceeds from the redemption of FHLB and FRB stock	149	727
Net (increase) decrease in loans	15,600	(3,363)
Net proceeds from the sale of other real estate owned	127	89
Purchase of premises and equipment	(405)	(195)
Net cash provided by (used in) investing activities	(22,340)	15,464

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	12,726	59,702
(Decrease) in securities sold under agreements to repurchase	(2,073)	(6,638)
Payments on other borrowings	(150)	(4,950)
Proceeds from other borrowings	-	2,800
Net (payments on) FHLB short-term borrowings	(3,000)	(9,000)
Dividends paid	(2,126)	(1,782)
Stock repurchases	-	(550)
Net cash provided by financing activities	5,377	39,582

Net increase (decrease) in cash and cash equivalents	(8,602)	62,164

CASH AND CASH EQUIVALENTS
Beginning	126,753	101,227
Ending	$118,151	$163,391

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)

(in thousands)

Three Months Ended March 31, 2026 and 2025

	2026	2025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$7,129	$8,856
Income taxes	-	41

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$133	$89

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Dividends declared, not paid	$-	$1,783

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared by Ames National Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these interim financial statements be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). The consolidated balance sheet of the Company as of December 31, 2025 has been derived from the audited consolidated balance sheet of the Company as of that date. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present the financial results for the interim periods reported. Those adjustments consist only of normal recurring adjustments. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2025 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of March 31, 2026.

New and Pending Accounting Pronouncements:

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

In  November 2025, the FASB issued ASU No. 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. The ASU expands the population of acquired financial assets accounted for using the "gross-up approach" when recording the initial allowance for credit losses through an adjustment to the initial amortized cost basis. Acquired loans are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after  December 15, 2026 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the Company's consolidated financial statements.

In  December 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The ASU enables entities to apply hedge accounting to a greater number of highly effective economic hedges in multiple areas. The ASU expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions, enabling entities to apply hedge accounting to potentially broader portfolios of forecasted transactions. The ASU is effective for public business entities for annual reporting periods beginning after  December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

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

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended  March 31, 2026 and 2025 was 8,857,220 and 8,917,386, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

3.	Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2025.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of  March 31, 2026 and  December 31, 2025 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2026
Assets
Securities available-for-sale
U.S. government treasuries	$180,450	$180,450	$-	$-
U.S. government agencies	74,335	-	74,335	-
U.S. government mortgage-backed securities	144,419	-	144,419	-
State and political subdivisions	230,718	-	230,718	-
Corporate bonds	58,905	-	58,905	-
Loans receivable	7,763	-	7,763	-
Derivative financial instruments	685	-	685	-

Liabilities
Derivative financial instruments	$197	$-	$197	$-

2025
Assets
Securities available-for-sale
U.S. government treasuries	$144,063	$144,063	$-	$-
U.S. government agencies	77,982	-	77,982	-
U.S. government mortgage-backed securities	135,490	-	135,490	-
State and political subdivisions	236,947	-	236,947	-
Corporate bonds	61,472	-	61,472	-
Loans receivable	7,879	-	7,879	-
Derivative financial instruments	723	-	723	-

Liabilities
Derivative financial instruments	$318	$-	$318	$-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of March 31, 2026 and  December 31, 2025 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2026

Collateral dependent loans	$1,958	$-	$-	$1,958

2025

Collateral dependent loans	$2,078	$-	$-	$2,078
Other real estate owned	204	-	-	204

Total	$2,282	$-	$-	$2,282

As of March 31, 2026, individually analyzed collateral dependent loans with a carrying value of $3.2 million were reduced by a specific reserve of $1.2 million, resulting in a reported fair value of $2.0 million. As of December 31, 2025, individually analyzed collateral dependent loans with a carrying value of $3.2 million were reduced by a specific reserve of $1.1 million resulting in a reported fair value of $2.1 million.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2026 and  December 31, 2025 are as follows (in thousands):

	2026
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$1,958	Fair value of collateral	Valuation adjustments	0% - 25%

	2025
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$2,078	Fair value of collateral	Valuation adjustments	0% - 25%

Other real estate owned	$204	Fair value of collateral	Valuation adjustments	6% - 8%

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of March 31, 2026 and  December 31, 2025 (in thousands):

		2026		2025
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$118,151	$118,151	$126,753	$126,753
Interest-bearing time deposits	Level 1	5,428	5,402	5,678	5,656
Securities available-for-sale	See previous table	688,827	688,827	655,954	655,954
FHLB and FRB stock	Level 2	2,667	2,667	2,795	2,795
Loans receivable, net	Level 3	1,264,827	1,230,212	1,280,222	1,248,203
Loans held for sale	Level 2	614	614	472	472
Accrued income receivable	Level 1	13,098	13,098	14,067	14,067
Derivative financial instruments	Level 2	685	685	723	723
Financial liabilities:
Deposits	Level 2	$1,867,393	$1,868,299	$1,854,667	$1,855,296
Securities sold under agreements to repurchase	Level 1	36,726	36,726	38,799	38,799
Other borrowings	Level 2	18,202	18,042	21,352	21,216
Accrued interest payable	Level 1	2,218	2,218	2,562	2,562
Derivative financial instruments	Level 2	197	197	318	318

The methodologies used to determine fair value as of  March 31, 2026 did not change from the methodologies described in the December 31, 2025 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of March 31, 2026 and  December 31, 2025 are summarized below (in thousands):

2026:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$184,517	$65	$(4,132)	$180,450
U.S. government agencies	77,081	21	(2,767)	74,335
U.S. government mortgage-backed securities	153,711	51	(9,343)	144,419
State and political subdivisions	241,754	126	(11,162)	230,718
Corporate bonds	61,457	133	(2,685)	58,905
	$718,520	$396	$(30,089)	$688,827

2025:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$146,986	$478	$(3,401)	$144,063
U.S. government agencies	80,149	158	(2,325)	77,982
U.S. government mortgage-backed securities	142,821	340	(7,671)	135,490
State and political subdivisions	246,653	285	(9,991)	236,947
Corporate bonds	63,580	147	(2,255)	61,472
	$680,189	$1,408	$(25,643)	$655,954

The amortized cost and fair value of debt securities available-for-sale as of March 31, 2026, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$99,433	$98,267
Due after one year through five years	347,208	333,029
Due after five years through ten years	116,065	111,020
Due after ten years	2,103	2,092
	$564,809	$544,408
U.S. government mortgage-backed securities	153,711	144,419
Total	$718,520	$688,827

The Company's investment portfolio had an expected duration of 3.2 years as of March 31, 2026.

Securities with a carrying value of $310.5 million and $295.4 million at March 31, 2026 and  December 31, 2025, respectively, were pledged on public deposits, securities sold under agreements to repurchase, other borrowings and for other purposes as required or permitted by law.

The proceeds and losses on securities available-for-sale for the three months ended March 31, 2026 and 2025 are summarized below (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Proceeds from sales of securities available-for-sale	$491	$-
Gross realized gains on securities available-for-sale	-	-
Gross realized losses on securities available-for-sale	(6)	-

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2026 and  December 31, 2025 are summarized as follows (in thousands):

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2026:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$68,522	$(877)	42	$98,303	$(3,255)	56	$166,825	$(4,132)
U.S. government agencies	21,275	(262)	12	46,207	(2,505)	43	67,482	(2,767)
U.S. government mortgage-backed securities	67,757	(1,263)	45	72,229	(8,080)	126	139,986	(9,343)
State and political subdivisions	29,127	(240)	52	180,566	(10,922)	347	209,693	(11,162)
Corporate bonds	1,991	(2)	3	50,815	(2,683)	61	52,806	(2,685)
	$188,672	$(2,644)	154	$448,120	$(27,445)	633	$636,792	$(30,089)

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2025:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$-	$-	-	$109,187	$(3,401)	61	$109,187	$(3,401)
U.S. government agencies	4,031	(34)	2	52,968	(2,291)	50	56,999	(2,325)
U.S. government mortgage-backed securities	25,835	(126)	15	76,967	(7,545)	143	102,802	(7,671)
State and political subdivisions	9,799	(125)	13	194,954	(9,866)	373	204,753	(9,991)
Corporate bonds	504	-	1	52,372	(2,255)	63	52,876	(2,255)
	$40,169	$(285)	31	$486,448	$(25,358)	690	$526,617	$(25,643)

Gross unrealized losses on debt securities totaled $30.1 million as of March 31, 2026. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. As of March 31, 2026 and  December 31, 2025, the Company determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Furthermore, the Company does not have the intent to sell any of these AFS debt securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Accrued interest receivable on AFS debt securities totaled $4.1 million and $3.2 million as of March 31, 2026 and  December 31, 2025, respectively, and is excluded from the estimate of credit losses.

6.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of March 31, 2026 and  December 31, 2025 is as follows (in thousands):

	2026	2025

Real estate - construction	$62,153	$61,851
Real estate - 1 to 4 family residential	332,367	319,510
Real estate - multi-family	207,127	205,232
Real estate - commercial	303,406	313,120
Real estate - agricultural	158,605	160,553
Commercial	80,645	87,723
Agricultural	123,585	134,554
Consumer and other	14,283	15,231
	1,282,171	1,297,774
Unallocated portfolio layer basis adjustments[1]	75	145
Less allowance for credit losses	(17,419)	(17,697)
Loans receivable, net	$1,264,827	$1,280,222

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses (ACL) and other basis adjustments. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Accrued interest receivable on loans held for investment totaled $9.0 million and $10.8 million as of March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Allowance for Credit Losses for Loans. The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. Expected credit loss inherent in non-cancelable off-balance-sheet (“OBS”) credit exposures is accounted for as a separate liability on the consolidated balance sheet. The Company's allowance for credit losses for OBS credit exposures was $947 thousand and $984 thousand as of March 31, 2026 and  December 31, 2025, respectively. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

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

Activity in the allowance for credit losses, on a disaggregated basis, for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31, 2026
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2025	$518	$4,002	$2,208	$5,131	$1,586	$1,959	$1,931	$362	$17,697
Credit loss expense (benefit) [1]	(33)	149	6	(158)	(20)	(15)	(222)	(17)	(310)
Recoveries of loans charged-off	-	-	-	-	-	35	-	3	38
Loans charged-off	-	-	-	-	-	-	-	(6)	(6)
Balance, March 31, 2026	$485	$4,151	$2,214	$4,973	$1,566	$1,979	$1,709	$342	$17,419

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $37 thousand related to off-balance sheet credit exposures.

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

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $32 thousand related to off-balance sheet credit exposures.

Collateral Dependent Loans. The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans (in thousands):

	Primary Type of Collateral
March 31, 2026	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$188	$-	$-	$188	$-
Real estate - 1 to 4 family residential	928	-	-	928	83
Real estate - multi-family	861	-	-	861	-
Real estate - commercial	9,866	-	-	9,866	682
Real estate - agricultural	545	-	-	545	-
Commercial	323	469	333	1,125	177
Agricultural	5,079	850	296	6,225	-
Consumer and other	-	-	-	-	-

	$17,790	$1,319	$629	$19,738	$942

	Primary Type of Collateral
December 31, 2025	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	872	-	-	872	45
Real estate - multi-family	888	-	-	888	-
Real estate - commercial	9,933	-	-	9,933	739
Real estate - agricultural	555	-	-	555	-
Commercial	291	371	312	974	-
Agricultural	1,253	-	296	1,549	-
Consumer and other	-	-	-	-	-

	$13,792	$371	$608	$14,771	$784

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans on nonaccrual status with no allowance for credit losses recorded by loan segment (in thousands):

	Total Nonaccrual		Nonaccrual with no ACL
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025

Real estate - construction	$188	$-	$188	$-
Real estate - 1 to 4 family residential	928	872	811	791
Real estate - multi-family	861	888	861	888
Real estate - commercial	9,866	9,933	7,449	7,464
Real estate - agricultural	545	555	545	555
Commercial	1,471	1,332	783	998
Agricultural	6,225	1,549	6,225	1,549
Consumer and other	3	4	-	-

	$20,087	$15,133	$16,862	$12,245

The interest income recognized on nonaccrual loans for the three months ended  March 31, 2026 and 2025 was approximately $6 thousand and $1 thousand, respectively.

The interest foregone on nonaccrual loans for the three months ended  March 31, 2026 and 2025 was approximately $384 thousand and $327 thousand, respectively.

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

The Company made no loan modifications to borrowers experiencing financial difficulty for the three months ended March 31, 2026 and 2025.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company had no net charge-offs for the three months ended March 31, 2026 and 2025 related to loan modifications to borrowers experiencing financial difficulties.

There were no loan modifications that had a payment default and were modified in the twelve months before default as of March 31, 2026. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

Aging Analysis. An aging analysis of the recorded investments in loans, on a disaggregated basis, as of March 31, 2026 and  December 31, 2025, is as follows (in thousands):

2026		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$5,715	$188	$5,903	$56,250	$62,153	$-
Real estate - 1 to 4 family residential	2,603	508	3,111	329,256	332,367	35
Real estate - multi-family	628	-	628	206,499	207,127	-
Real estate - commercial	738	207	945	302,461	303,406	-
Real estate - agricultural	105	25	130	158,475	158,605	-
Commercial	704	356	1,060	79,585	80,645	-
Agricultural	5,384	2,194	7,578	116,007	123,585	-
Consumer and other	-	-	-	14,283	14,283	-

	$15,877	$3,478	$19,355	$1,262,816	$1,282,171	$35

2025		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$188	$-	$188	$61,663	$61,851	$-
Real estate - 1 to 4 family residential	1,868	475	2,343	317,167	319,510	137
Real estate - multi-family	-	-	-	205,232	205,232	-
Real estate - commercial	2,087	109	2,196	310,924	313,120	109
Real estate - agricultural	621	-	621	159,932	160,553	-
Commercial	756	99	855	86,868	87,723	82
Agricultural	28	1,036	1,064	133,490	134,554	-
Consumer and other	4	-	4	15,227	15,231	-

	$5,552	$1,719	$7,271	$1,290,503	$1,297,774	$328

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

The following tables show the risk category of loans by loan segment and year of origination as of March 31, 2026 and  December 31, 2025 (in thousands):

March 31, 2026	Amortized Cost Basis of Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Real estate - construction
Pass	$3,535	$37,049	$2,307	$5,027	$-	$208	$8,466	$56,592
Watch	-	3,752	-	-	-	-	-	3,752
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	632	799	190	-	1,621
Substandard-Impaired	-	188	-	-	-	-	-	188
Total	$3,535	$40,989	$2,307	$5,659	$799	$398	$8,466	$62,153

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$18,451	$61,192	$29,917	$46,664	$59,565	$73,420	$23,503	$312,712
Watch	106	1,636	2,932	1,118	623	9,210	340	15,965
Special Mention	-	197	-	93	-	715	-	1,005
Substandard	-	-	-	470	-	1,252	35	1,757
Substandard-Impaired	-	347	80	42	164	295	-	928
Total	$18,557	$63,372	$32,929	$48,387	$60,352	$84,892	$23,878	$332,367

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$12,011	$41,857	$6,262	$6,324	$40,188	$50,983	$6,605	$164,230
Watch	-	406	6,306	530	1,001	18,721	-	26,964
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	8,507	3,746	2,818	-	15,071
Substandard-Impaired	-	862	-	-	-	-	-	862
Total	$12,011	$43,125	$12,568	$15,361	$44,935	$72,522	$6,605	$207,127

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$13,791	$47,665	$22,702	$16,114	$60,567	$85,057	$1,458	$247,354
Watch	206	6,018	4,130	2,846	15,516	6,155	175	35,046
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	109	221	10,684	125	11,139
Substandard-Impaired	-	55	111	9,237	-	464	-	9,867
Total	$13,997	$53,738	$26,943	$28,306	$76,304	$102,360	$1,758	$303,406

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$11,859	$27,956	$13,748	$13,267	$23,040	$46,293	$1,378	$137,541
Watch	348	7,170	1,970	1,295	349	5,555	479	17,166
Special Mention	-	-	-	-	-	-	-	-
Substandard	540	450	-	1,226	-	195	1,193	3,604
Substandard-Impaired	-	140	-	-	-	154	-	294
Total	$12,747	$35,716	$15,718	$15,788	$23,389	$52,197	$3,050	$158,605

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

March 31, 2026	Amortized Cost Basis of Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Commercial
Pass	$2,568	$11,875	$5,134	$5,041	$4,047	$6,600	$30,665	$65,930
Watch	734	500	433	6,886	188	1,212	2,961	12,914
Special Mention	-	-	-	-	-	-	-	-
Substandard	103	48	76	-	-	50	50	327
Substandard-Impaired	-	448	327	62	4	437	196	1,474
Total	$3,405	$12,871	$5,970	$11,989	$4,239	$8,299	$33,872	$80,645

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$10,566	$11,681	$3,422	$2,270	$2,800	$1,532	$65,068	$97,339
Watch	3,898	2,488	840	613	463	363	10,364	19,029
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	727	-	27	19	56	432	1,261
Substandard-Impaired	-	1,677	1,966	46	-	217	2,050	5,956
Total	$14,464	$16,573	$6,228	$2,956	$3,282	$2,168	$77,914	$123,585

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$1,489	$3,434	$1,556	$2,655	$1,431	$3,192	$474	$14,231
Watch	3	10	-	-	-	-	-	13
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	34	-	-	-	-	-	34
Substandard-Impaired	-	3	-	2	-	-	-	5
Total	$1,492	$3,481	$1,556	$2,657	$1,431	$3,192	$474	$14,283

Current-period gross charge-offs	$-	$6	$-	$-	$-	$-	$-	$6

Total loans
Pass	$74,270	$242,709	$85,048	$97,362	$191,638	$267,285	$137,617	$1,095,929
Watch	5,295	21,980	16,611	13,288	18,140	41,216	14,319	130,849
Special Mention	-	197	-	93	-	715	-	1,005
Substandard	643	1,259	76	10,971	4,785	15,245	1,835	34,814
Substandard-Impaired	-	3,720	2,484	9,389	168	1,567	2,246	19,574
Total	$80,208	$269,865	$104,219	$131,103	$214,731	$326,028	$156,017	$1,282,171

Current-period gross charge-offs	$-	$6	$-	$-	$-	$-	$-	$6

December 31, 2025	Amortized Cost Basis of Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Real estate - construction
Pass	$41,174	$2,861	$15,707	$-	$202	$17	$1,702	$61,663
Watch	188	-	-	-	-	-	-	188
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	-	-	-	-	-	-	-
Total	$41,362	$2,861	$15,707	$-	$202	$17	$1,702	$61,851

Current-period gross charge-offs	$-	$44	$-	$-	$-	$-	$-	$44

Real estate - 1-4 family residential
Pass	$66,583	$34,310	$37,820	$61,918	$44,640	$34,781	$23,445	$303,497
Watch	664	1,022	1,127	141	8,505	601	342	12,402
Special Mention	198	-	94	-	722	-	-	1,014
Substandard	-	70	421	-	1,067	165	-	1,723
Substandard-Impaired	414	81	116	-	-	263	-	874
Total	$67,859	$35,483	$39,578	$62,059	$54,934	$35,810	$23,787	$319,510

Current-period gross charge-offs	$-	$-	$-	$-	$-	$2	$-	$2

Real estate - multi-family
Pass	$44,032	$8,512	$6,479	$41,574	$21,766	$35,365	$6,434	$164,162
Watch	408	6,349	534	-	15,751	2,098	-	25,140
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	8,417	3,782	2,842	-	-	15,041
Substandard-Impaired	889	-	-	-	-	-	-	889
Total	$45,329	$14,861	$15,430	$45,356	$40,359	$37,463	$6,434	$205,232

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$50,627	$24,858	$19,991	$58,509	$42,010	$50,105	$1,186	$247,286
Watch	5,851	4,188	1,207	18,645	5,260	3,385	462	38,998
Special Mention	-	-	-	-	-	-	-	-
Substandard	221	220	-	-	15,487	973	-	16,901
Substandard-Impaired	-	-	9,460	-	-	475	-	9,935
Total	$56,699	$29,266	$30,658	$77,154	$62,757	$54,938	$1,648	$313,120

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$31,461	$14,801	$15,642	$24,258	$24,451	$31,286	$1,629	$143,528
Watch	7,209	1,548	1,074	1,101	258	3,313	372	14,875
Special Mention	-	-	-	-	-	-	-	-
Substandard	450	-	1,255	-	56	91	-	1,852
Substandard-Impaired	141	-	-	-	132	25	-	298
Total	$39,261	$16,349	$17,971	$25,359	$24,897	$34,715	$2,001	$160,553

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

December 31, 2025	Amortized Cost Basis of Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial
Pass	$13,209	$5,738	$5,885	$5,989	$3,988	$3,028	$35,130	$72,967
Watch	896	464	7,057	515	928	689	2,589	13,138
Special Mention	-	-	-	-	-	-	-	-
Substandard	50	234	-	-	-	-	-	284
Substandard-Impaired	393	250	24	-	-	355	312	1,334
Total	$14,548	$6,686	$12,966	$6,504	$4,916	$4,072	$38,031	$87,723

Current-period gross charge-offs	$1,346	$118	$-	$-	$-	$18	$-	$1,482

Agricultural
Pass	$18,127	$4,396	$2,881	$3,408	$1,859	$450	$79,922	$111,043
Watch	3,350	997	638	298	247	186	10,147	15,863
Special Mention	-	-	-	-	-	-	-	-
Substandard	2,276	-	-	28	-	20	4,042	6,366
Substandard-Impaired	-	600	30	-	201	15	436	1,282
Total	$23,753	$5,993	$3,549	$3,734	$2,307	$671	$94,547	$134,554

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$4,982	$1,921	$2,904	$1,562	$1,508	$1,829	$471	$15,177
Watch	10	-	-	-	-	-	-	10
Special Mention	-	-	-	-	-	-	-	-
Substandard	36	-	-	-	-	-	-	36
Substandard-Impaired	-	2	2	-	-	4	-	8
Total	$5,028	$1,923	$2,906	$1,562	$1,508	$1,833	$471	$15,231

Current-period gross charge-offs	$2	$1	$-	$-	$-	$-	$-	$3

Total loans
Pass	$270,195	$97,397	$107,309	$197,218	$140,424	$156,861	$149,919	$1,119,323
Watch	18,576	14,568	11,637	20,700	30,949	10,272	13,912	120,614
Special Mention	198	-	94	-	722	-	-	1,014
Substandard	3,033	524	10,093	3,810	19,452	1,249	4,042	42,203
Substandard-Impaired	1,837	933	9,632	-	333	1,137	748	14,620
Total	$293,839	$113,422	$138,765	$221,728	$191,880	$169,519	$168,621	$1,297,774

Current-period gross charge-offs	$1,348	$163	$-	$-	$-	$20	$-	$1,531

7.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at March 31, 2026 and  December 31, 2025 (in thousands):

	2026		2025
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$5,689	$6,411	$5,620

The weighted average remaining life of the intangible assets is approximately 1.6 years as of March 31, 2026 and  December 31, 2025.

The following sets forth the activity related to the intangible assets for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Beginning intangible assets, net	$791	$1,092
Amortization	(69)	(77)

Ending intangible assets, net	$722	$1,015

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2026	$199
2027	240
2028	190
2029	93
2030	-

Total	$722

8.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of March 31, 2026 and  December 31, 2025 (in thousands):

	2026	2025
Securities sold under agreements to repurchase:
U.S. government treasuries	$14,562	$14,604
U.S. government agencies	32,060	35,479
U.S. government mortgage-backed securities	16,648	9,842

Total pledged collateral	$63,270	$59,925

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

9.	Borrowings

On April 25, 2024, the Company entered into a promissory note and line of credit agreement with an unaffiliated bank, providing for a two-year five million dollar line of credit facility.  The Company has secured its obligations under the Credit Agreement by pledging to the Lender all outstanding shares of common stock of its subsidiary bank, Reliance State Bank. The Company had no outstanding borrowings on the line of credit as of March 31, 2026 and December 31, 2025.  The Company did not comply with one covenant as of March 31, 2026 and  December 31, 2025 requiring the modified Texas Ratio not exceed 20% at the end of each calendar quarter. The modified Texas Ratio is defined as substandard, substandard-impaired loans and other real estate owned, divided by the sum of Tier 1 capital plus the Allowance for Credit Losses – Loans. The modified Texas Ratio was 23.2% as of March 31, 2026 and 24.6% as of December 31, 2025.  The lender waived the noncompliance.

FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $297.4 million and $291.9 million at  March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the Company had $16.5 million of FHLB advances with a weighted average interest rate of 3.93%. As of December 31, 2025, the Company had $19.5 million of FHLB advances with a weighted average interest rate of 3.95%.

On June 6, 2022, the Company borrowed $4.0 million on a credit agreement with a commercial bank. The borrowings were used for general corporate purposes. Interest under the note is payable quarterly over four years. Required quarterly principal payments of $150 thousand began in September 2022, with the remaining balance due June 2026. The interest rate is fixed at 3.35% and the outstanding balance was $1.75 million and $1.9 million as of  March 31, 2026 and December 31, 2025, respectively. The note is secured by property in West Des Moines, Iowa.

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

The table below identifies the notional amount, fair value and balance sheet category of the Company's interest rate swaps at March 31, 2026, and  December 31, 2025 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2026
Interest rate swaps	$8,007	$561	Other assets
Interest rate swaps	25,000	(73)	Other liabilities
December 31, 2025
Interest rate swaps	$8,115	$549	Other assets
Interest rate swaps	25,000	(144)	Other liabilities

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as a fair value hedge accounting relationship at March 31, 2026, and  December 31, 2025 (in thousands):

			Cumulative Amount of Fair Value
	Location in the consolidated	Carrying Amount of	Hedging Adjustment Included in
	balance sheet	the Hedged Assets	Carrying Amount of Hedged Assets
March 31, 2026
Interest rate swaps	Loans receivable, net	$46,343	$(486)
December 31, 2025
Interest rate swaps	Loans receivable, net	$47,767	$(404)

Back-to-Back Loan Swaps

The Company has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three months ended March 31, 2026, and March 31, 2025, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at March 31, 2026, and  December 31, 2025 (in thousands):

				Weighted Average	Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate
March 31, 2026
Customer interest rate swaps	$8,666	$124	Other assets	5.98%	5.67%
Customer interest rate swaps	8,666	(124)	Other liabilities	5.67%	5.98%
December 31, 2025
Customer interest rate swaps	$8,773	$174	Other assets	5.98%	5.77%
Customer interest rate swaps	8,773	(174)	Other liabilities	5.77%	5.98%

The Company was required to pledge $833 thousand and $1.1 million of securities as collateral for these derivative financial instruments at March 31, 2026, and December 31, 2025, respectively. The Company's counterparties were not required to pledge collateral at March 31, 2026 and  December 31, 2025.

11.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since  December 31, 2025 is due primarily to the increase in unrealized losses on investment securities.

12.	Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and the Banks met all capital adequacy requirements to which they were subject as of March 31, 2026.

The Company and the Banks’ capital amounts and ratios as of March 31, 2026 and  December 31, 2025 are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2026
Total capital (to risk-weighted assets):
Consolidated	$236,612	16.1%	$154,584	10.50%	N/A	N/A
Boone Bank & Trust	16,881	13.9	12,733	10.50	12,127	10.0%
First National Bank	118,330	15.8	78,492	10.50	74,755	10.0
Iowa State Savings Bank	28,474	16.6	18,036	10.50	17,177	10.0
Reliance State Bank	29,763	13.4	23,374	10.50	22,261	10.0
State Bank & Trust	23,213	17.9	13,616	10.50	12,968	10.0
United Bank & Trust	13,521	17.6	8,067	10.50	7,683	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$218,209	14.8%	$125,139	8.50%	N/A	N/A
Boone Bank & Trust	15,834	13.1	10,308	8.50	9,701	8.0%
First National Bank	109,035	14.6	63,541	8.50	59,804	8.0
Iowa State Savings Bank	26,322	15.3	14,601	8.50	13,742	8.0
Reliance State Bank	26,979	12.1	18,922	8.50	17,808	8.0
State Bank & Trust	21,641	16.7	11,023	8.50	10,374	8.0
United Bank & Trust	12,589	16.4	6,530	8.50	6,146	8.0

Tier 1 capital (to average-assets):
Consolidated	$218,209	10.2%	$85,472	4.00%	N/A	N/A
Boone Bank & Trust	15,834	9.7	6,500	4.00	8,126	5.0%
First National Bank	109,035	9.9	44,257	4.00	55,321	5.0
Iowa State Savings Bank	26,322	9.3	11,295	4.00	14,119	5.0
Reliance State Bank	26,979	9.6	11,285	4.00	14,106	5.0
State Bank & Trust	21,641	10.9	7,915	4.00	9,894	5.0
United Bank & Trust	12,589	10.5	4,786	4.00	5,983	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$218,209	14.8%	$103,056	7.00%	N/A	N/A
Boone Bank & Trust	15,834	13.1	8,489	7.00	7,882	6.5%
First National Bank	109,035	14.6	52,328	7.00	48,590	6.5
Iowa State Savings Bank	26,322	15.3	12,024	7.00	11,165	6.5
Reliance State Bank	26,979	12.1	15,582	7.00	14,469	6.5
State Bank & Trust	21,641	16.7	9,078	7.00	8,429	6.5
United Bank & Trust	12,589	16.4	5,378	7.00	4,994	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2025
Total capital (to risk-weighted assets):
Consolidated	$232,927	15.6%	$156,836	10.50%	N/A	N/A
Boone Bank & Trust	16,732	13.7	12,803	10.50	12,193	10.0%
First National Bank	117,737	15.5	79,690	10.50	75,895	10.0
Iowa State Savings Bank	28,059	15.8	18,634	10.50	17,746	10.0
Reliance State Bank	29,585	13.4	23,221	10.50	22,116	10.0
State Bank & Trust	23,133	17.1	14,192	10.50	13,516	10.0
United Bank & Trust	13,459	17.3	8,169	10.50	7,780	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$214,256	14.3%	$126,962	8.50%	N/A	N/A
Boone Bank & Trust	15,630	12.8	10,364	8.50	9,754	8.0%
First National Bank	108,267	14.3	64,511	8.50	60,716	8.0
Iowa State Savings Bank	25,836	14.6	15,084	8.50	14,197	8.0
Reliance State Bank	26,820	12.1	18,798	8.50	17,692	8.0
State Bank & Trust	21,494	15.9	11,489	8.50	10,813	8.0
United Bank & Trust	12,496	16.1	6,613	8.50	6,224	8.0

Tier 1 capital (to average-assets):
Consolidated	$214,256	10.1%	$84,937	4.00%	N/A	N/A
Boone Bank & Trust	15,630	9.4	6,621	4.00	8,276	5.0%
First National Bank	108,267	9.9	43,622	4.00	54,528	5.0
Iowa State Savings Bank	25,836	9.3	11,144	4.00	13,931	5.0
Reliance State Bank	26,820	9.4	11,423	4.00	14,279	5.0
State Bank & Trust	21,494	11.1	7,752	4.00	9,690	5.0
United Bank & Trust	12,496	10.2	4,897	4.00	6,121	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$214,256	14.3%	$104,557	7.00%	N/A	N/A
Boone Bank & Trust	15,630	12.8	8,535	7.00	7,925	6.5%
First National Bank	108,267	14.3	53,127	7.00	49,332	6.5
Iowa State Savings Bank	25,836	14.6	12,422	7.00	11,535	6.5
Reliance State Bank	26,820	12.1	15,481	7.00	14,375	6.5
State Bank & Trust	21,494	15.9	9,461	7.00	8,785	6.5
United Bank & Trust	12,496	16.1	5,446	7.00	5,057	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes for all capital ratios except tier 1 capital to average assets. A banking organization with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At March 31, 2026, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

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

Accounting policies for the banking segment are the same as those described in Note 1, Nature of Business and Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The CODM assesses performance of the banking segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. All categories of interest expense, credit loss expense, and noninterest expense as disclosed in the Company’s consolidated statements of income are considered significant to the banking segment. For the three months ended March 31, 2026 and 2025, respectively, there were no adjustments or reconciling items between the banking segment net income and consolidated net income as presented in the consolidated statements of income.

The measure of segment assets is based on total assets as reported on the consolidated balance sheets. For the three months ended March 31, 2026, and the year ended December 31, 2025, respectively, there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated balance sheets.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs twenty-eight individuals to assist the Banks with its financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 231 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $6.0 million, or $0.67 per share, for the three months ended March 31, 2026, compared to net income of $3.4 million, or $0.39 per share, for the three months ended March 31, 2025. The increase in earnings is primarily due to an increase in net interest income and decrease in credit loss expense. Net interest income increased due to higher yields and average balances on investments, combined with a lower cost of funds driven by declining market rates and reduced borrowings. The decrease in credit loss expense was primarily due to a decline in loan balances in the first quarter of 2026 and a specific reserve placed on a commercial loan relationship in 2025.

The following management discussion and analysis will provide a review of important items relating to:

●	Challenges, Risks and Uncertainties
●	Critical Accounting Policies
●	Non-GAAP Financial Measures
●	Income Statement Review
●	Balance Sheet Review
●	Asset Quality Review and Credit Risk Management
●	Liquidity and Capital Resources
●	Forward-Looking Statements and Business Risks

Challenges, Risks and Uncertainties

Management has identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges. These challenges are addressed in the Company’s most recent Annual Report on Form 10-K filed on March 12, 2026.

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 12, 2026. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2025.

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

	Three Months Ended March 31,
	2026	2025
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$15,431	$12,915
Tax-equivalent adjustment (1)	112	120
Net interest income on an FTE basis (non-GAAP)	15,543	13,035
Average interest-earning assets	$2,062,628	$2,060,173
Net interest margin on an FTE basis (non-GAAP)	3.01%	2.53%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended March 31, 2026 and 2025

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2026 and 2025:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2026			2025

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$79,216	$1,182	5.97%	$89,952	$1,370	6.09%
Agricultural	122,565	1,885	6.15%	123,643	2,130	6.89%
Real estate	1,062,327	13,556	5.10%	1,079,940	12,963	4.80%
Consumer and other	14,763	193	5.23%	16,643	211	5.07%

Total loans (including fees)	1,278,871	16,816	5.26%	1,310,178	16,674	5.09%

Investment securities
Taxable	600,127	4,009	2.67%	557,398	2,840	2.04%
Tax-exempt (2)	74,993	534	2.85%	83,730	573	2.74%
Total investment securities	675,120	4,543	2.69%	641,128	3,413	2.13%

Interest-bearing deposits with banks and federal funds sold	108,637	969	3.57%	108,867	1,151	4.23%

Total interest-earning assets	2,062,628	$22,328	4.33%	2,060,173	$21,238	4.12%

Noninterest-earning assets	62,585			69,528

TOTAL ASSETS	$2,125,213			$2,129,701

(1) Average loan balances include nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.

(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2026			2025

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,181,173	$3,572	1.21%	$1,179,259	$4,131	1.40%
Time deposits	323,575	2,763	3.42%	330,967	3,288	3.97%
Total deposits	1,504,748	6,335	1.68%	1,510,226	7,419	1.97%
Other borrowed funds	56,116	450	3.21%	87,594	784	3.58%

Total interest-bearing liabilities	1,560,864	6,785	1.74%	1,597,820	8,203	2.05%

Noninterest-bearing liabilities
Noninterest-bearing checking	340,294			339,709
Other liabilities	13,341			13,834

Stockholders' equity	210,714			178,338

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,125,213			$2,129,701

Net interest income (FTE)(3)		$15,543			$13,035
Net interest spread (FTE)			2.59%			2.07%
Net interest margin (FTE)(3)			3.01%			2.53%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended March 31, 2026 and 2025, the Company's net interest margin adjusted for tax exempt income was 3.01% and 2.53%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2026 totaled $15.4 million compared to $12.9 million for the three months ended March 31, 2025.

For the three months ended March 31, 2026, interest income increased $1.1 million, or 5.2%, when compared to the same period in 2025. The increase is primarily due to higher yield and average balances on the investment portfolio.

Interest expense decreased $1.4 million, or 17.3%, for the three months ended March 31, 2026 when compared to the same period in 2025. The lower interest expense for the period is primarily due to a decrease in market rates and reduced borrowings.

Credit Loss Expense

A credit loss benefit of ($347) thousand was recognized for the three months ended March 31, 2026 as compared to a credit loss expense of $962 thousand for the three months ended March 31, 2025. Net loan recoveries for the three months ended March 31, 2026 totaled $32 thousand compared to net loan charge-offs totaled $48 thousand for the three months ended March 31, 2025. The credit loss benefit in 2026 was primarily due to a decline in loan balances. The credit loss expense in 2025 was primarily due to an increase in specific reserves in the commercial loan portfolio.

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 2026 totaled $2.8 million compared to $2.5 million for the three months ended March 31, 2025, an increase of 9.3%. The increase is primarily due to an increase in wealth management income due to growth in assets under management and an increase in estate and trust fees.

Noninterest expense for the three months ended March 31, 2026 totaled $10.9 million compared to $10.3 million recorded for the three months ended March 31, 2025, an increase of 5.9%. The increase reflects higher professional fees, salaries and benefits. The increase in professional fees was primarily due to $300 thousand of consultant fees for certain contract negotiations during the three months ended March 31, 2026.  The consultant fees are expected to continue throughout 2026 as the negotiation is in process. The increase in salaries and benefits was driven by anticipated bonus payouts as Company performance thresholds are met. The efficiency ratio was 59.69% for the first quarter of 2026 as compared to 66.38% in the first quarter of 2025. The efficiency ratio continues to improve as net interest margin increases.

Income Taxes

Income tax expense for the three months ended March 31, 2026 totaled $1.7 million compared to $794 thousand recorded for the three months ended March 31, 2025. The effective tax rate was 22% and 19% for the three months ended March 31, 2026 and 2025. The increase in income tax expense and effective tax rate was primarily due to higher net income and lower New Markets Tax Credits.  The final year of tax credits was 2025 for a majority of the New Markets Tax Credit projects.

Balance Sheet Review

As of March 31, 2026, total assets were $2.1 billion, a $9.0 million increase compared to December 31, 2025. This increase in assets is primarily due to an increase in the investment portfolio and partially offset by a decrease in the loan portfolio.

Investment Portfolio

The investment portfolio totaled $688.8 million as of March 31, 2026, an increase of $32.8 million from the December 31, 2025 balance of $656.0 million. The increase in securities available-for-sale is primarily due to purchases in excess of maturities.

On a quarterly basis, the investment portfolio is reviewed for credit losses. As of March 31, 2026, gross unrealized losses of $30.1 million, are due to the interest rate environment and are not considered credit-related. Certain bonds in the investment portfolio may incur credit losses and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not have an allowance for credit losses on these investments as of March 31, 2026.

Loan Portfolio

The loan portfolio, net of the allowance for credit losses, totaled $1.26 billion and $1.28 billion as of March 31, 2026 and December 31, 2025, respectively. The decrease is primarily due to payoffs in the commercial real estate and agricultural loan portfolios.

Deposits

Deposits totaled $1.87 billion and $1.85 billion as of March 31, 2026 and December 31, 2025, respectively. The increase in deposits is primarily due to an increase in public funds. Securities sold under agreements to repurchase decreased to $36.7 million as of March 31, 2026 compared to $38.8 million as of December 31, 2025. Securities sold under agreements to repurchase and deposit balances fluctuate as customers’ liquidity needs vary and could be impacted by prevailing market interest rates, competition, and economic conditions. Approximately 15% of deposits are tied to external indexes as of March 31, 2026. Deposit interest expense related to these deposits can be more volatile than other deposit products in a changing interest rate environment.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2025.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which totaled $1.26 billion and $1.28 billion as of March 31, 2026 and December 31, 2025, respectively. Net loans comprise 59% of total assets as of March 31, 2026. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.57% at March 31, 2026, as compared to 1.19% at December 31, 2025. The Company’s level of problem loans as a percentage of total loans at March 31, 2026 of 1.57% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of December 31, 2025, of 0.52%, most recent available.

Substandard-Impaired loans totaled $19.6 million as of March 31, 2026 and have increased $5.0 million as compared to the substandard-impaired loans of $14.6 million as of December 31, 2025. The increase is primarily due to one relationship in the agricultural loan portfolio.

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

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of March 31, 2026, nonaccrual loans totaled $20.1 million and $35 thousand of loans past due 90 days and still accruing. This compares to nonaccrual loans of $15.1 million and $328 thousand of loans past due 90 days and still accruing as of December 31, 2025. There was $212 thousand of other real estate owned as of March 31, 2026 and $204 thousand of other real estate owned as of December 31, 2025.

Loans past due 30 days or more totaled $19.4 million as of March 31, 2026, compared to $7.3 million as of December 31, 2025. The increase is primarily related to two agricultural operating loan relationships classified as substandard-impaired and one construction real estate loan relationship that matured and is being restructured.

The watch and special mention loans classified as agricultural real estate and operating totaled $36.2 million as of March 31, 2026 as compared to $30.7 million as of December 31, 2025. The substandard and substandard-impaired loans in these categories totaled $11.1 million and $9.8 million as of March 31, 2026 and December 31, 2025, respectively. The increase is primarily due to variable yields, weather impacts and commodity prices affecting agricultural loans.

The watch and special mention loans classified as commercial real estate totaled $35.0 million as of March 31, 2026 as compared to $39.0 million as of December 31, 2025. The substandard and substandard-impaired commercial real estate loans totaled $21.0 million and $26.8 million as of March 31, 2026 and December 31, 2025, respectively. The decrease is primarily due to payoffs of substandard loans.

The allowance for credit losses as a percentage of outstanding loans was 1.36% as of March 31, 2026 and December 31, 2025.The allowance for credit losses totaled $17.4 million and $17.7 million as of March 31, 2026 and December 31, 2025, respectively. The decrease in the allowance for credit losses is primarily due to a decrease in loan balances.

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

Commercial real estate and multi-family real estate represent approximately 40% of the loan portfolio as of March 31, 2026.  The following is an additional breakdown of the Company's commercial real estate and multi-family real estate portfolios (in thousands):

	March 31, 2026		December 31, 2025

	Total	Percent of Total Loans	Total	Percent of Total Loans

Real estate - multi-family	$207,127	16.1%	$205,232	15.8%

Real estate - commercial
Owner-Occupied All Purposes	166,995	13.0%	166,250	12.8%
Non-Owner Occupied Retail or Other	46,494	3.7%	50,141	3.9%
Non-Owner Occupied Hotel	36,239	2.8%	36,676	2.8%
Non-Owner Occupied Warehouse	31,447	2.5%	31,692	2.4%
Non-Owner Occupied Office	22,231	1.7%	28,361	2.2%
Total real estate - commercial	303,406	23.7%	313,120	24.1%

Total real estate - commercial and multi-family	$510,533	39.8%	$518,352	39.9%

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

As of March 31, 2026, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company’s liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions as of March 31, 2026 and December 31, 2025 totaled $118.2  million and $126.8  million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of March 31, 2026 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $297.4 million, with $16.5 million of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $106.7 million, with no outstanding federal fund purchase balances as of March 31, 2026. The Company had securities sold under agreements to repurchase totaling $36.7 million as of March 31, 2026.

Total investments as of March 31, 2026 were $688.8 million compared to $656.0 million as of December 31, 2025. These investments provide the Company with liquidity since all of the investments are classified as available-for-sale as of March 31, 2026. The Company has $384.7 million of unpledged securities available-for-sale and interest-bearing deposits as of March 31, 2026. The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities and payments represent a significant source of liquidity.

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2026 totaled $8.4  million compared to $7.1  million for the three months ended March 31, 2025. The increase of $1.3 million in cash provided by operating activities was primarily due to higher net interest income.

Net cash provided by (used in) investing activities for the three months ended March 31, 2026 was ($22.3) million compared to $15.5 million for the three months ended March 31, 2025. The decrease of $37.8 million in cash provided by investing activities was primarily due to purchases of securities available-for-sale, partially offset by a decrease in loans and maturities of securities-available-for-sale.

Net cash provided by financing activities for the three months ended March 31, 2026 totaled $5.4 million compared to $39.6 million for the three months ended March 31, 2025. The decrease of $34.2 million in cash provided by financing activities was primarily due to a smaller increase in deposits. As of March 31, 2026, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $4.65 million and $3.2 million for the three months ended March 31, 2026 and 2025, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $4.7 million as of March 31, 2026.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of March 31, 2026 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2026 totaled $207.6 million and was $324 thousand lower than the $207.9 million recorded as of December 31, 2025. The decrease in stockholders’ equity was primarily the result of an increase in unrealized losses on the investment portfolio and partially offset by the retention of net income in excess of dividends. At March 31, 2026 and December 31, 2025, stockholders’ equity as a percentage of total assets was 9.7%. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of March 31, 2026. Unrealized losses on the investment portfolio are excluded from regulatory capital.

Forward-Looking Statements and Business Risks

The Private Securities Litigation Reform Act of 1995 provides the Company with the opportunity to make cautionary statements regarding forward-looking statements contained in this News Release, including forward-looking statements concerning the Company’s future performance and asset quality. Forward-looking statements contained in this News Release are not historical facts and are based on management’s current beliefs, assumptions, predictions and expectations of future events, including the Company’s future performance, taking into account all information currently available to management. These beliefs, assumptions, predictions and expectations are subject to numerous risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to management and many of which are beyond management’s control. If a change occurs, the Company’s business, financial condition, liquidity, results of operations, asset quality, plans and objectives may vary materially from those expressed in the forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “forecasts”, “continuing,” “ongoing,” “expects,” “views,” “intends” and similar words or phrases. The risks and uncertainties that may affect the Company’s future performance and asset quality include, but are not limited to, the following: national, regional and local economic conditions and the impact they may have on the Company and its customers; competitive products and pricing available in the marketplace; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for credit losses as dictated by new market conditions or regulatory requirements; changes in local, national and international economic conditions, including rising inflation rates; fiscal and monetary policies of the U.S. government; the imposition of tariffs and retaliatory tariffs; changes in governmental regulations affecting financial institutions (including regulatory fees and capital requirements); changes in prevailing interest rates; credit risk management and asset/liability management; the financial and securities markets; the availability of and cost associated with sources of liquidity; and other risks and uncertainties inherent in the Company’s business, including those discussed under the headings “Forward-Looking Statements and Business Risks” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2025. Any forward-looking statements are qualified in their entirety by the foregoing risks and uncertainties and speak only as of the date on which such statements are made. The Company undertakes no obligation to revise or update such forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

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

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the SEC on March 12, 2026.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August, 2025, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 200,000 shares of the Company's common stock.  As of March 31, 2026, there were 165,053 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2026.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

January 1, 2026 to January 31, 2026	-	$-	-	165,053

February 1, 2026 to February 28, 2026	-	$-	-	165,053

March 1, 2026 to March 31, 2026	-	$-	-	165,053

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: May 8, 2026	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Justin C. Clausen

Justin C. Clausen, Chief Financial Officer
(Principal Financial and Accounting Officer)