Form 10-Q
period 2026-06-30
AMES NATIONAL CORP
filed 2026-08-07
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 8,857,220 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$18,939	$20,481
Interest-bearing deposits in financial institutions and federal funds sold	88,305	106,272
Total cash and cash equivalents	107,244	126,753
Interest-bearing time deposits	5,182	5,678
Securities available-for-sale	695,251	655,954
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	2,652	2,795
Loans receivable, net	1,250,996	1,280,222
Loans held for sale	892	472
Bank premises and equipment, net	20,967	20,920
Accrued income receivable	12,912	14,067
Other real estate owned	-	204
Bank-owned life insurance	3,349	3,303
Deferred income taxes, net	8,157	7,494
Intangible assets, net	654	791
Goodwill	12,424	12,424
Other assets	2,218	2,463

Total assets	$2,122,898	$2,133,540

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$364,651	$353,766
Interest-bearing checking	629,244	635,885
Savings and money market	535,726	537,708
Time, $250 and over	79,768	85,799
Other time	243,178	241,509
Total deposits	1,852,567	1,854,667

Securities sold under agreements to repurchase	30,898	38,799
Other borrowings	16,452	21,352
Accrued interest payable	2,289	2,562
Accrued expenses and other liabilities	7,599	8,266
Total liabilities	1,909,805	1,925,646

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,857,220 shares as of June 30, 2026 and December 31, 2025	17,714	17,714
Additional paid-in capital	12,135	12,135
Retained earnings	203,667	195,993
Accumulated other comprehensive (loss)	(20,423)	(17,948)
Total stockholders' equity	213,093	207,894

Total liabilities and stockholders' equity	$2,122,898	$2,133,540

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Interest and dividend income:
Loans, including fees	$17,331	$16,667	$34,147	$33,341
Securities:
Taxable	4,588	3,116	8,597	5,956
Tax-exempt	410	450	832	903
Other interest and dividend income	949	1,252	1,918	2,403
Total interest and dividend income	23,278	21,485	45,494	42,603

Interest expense:
Deposits	6,481	7,387	12,816	14,806
Other borrowed funds	415	632	865	1,416
Total interest expense	6,896	8,019	13,681	16,222

Net interest income	16,382	13,466	31,813	26,381

Credit loss expense (benefit)	208	108	(139)	1,070

Net interest income after credit loss expense (benefit)	16,174	13,358	31,952	25,311

Noninterest income:
Wealth management income	1,587	1,518	3,183	2,962
Service fees	371	378	749	748
Securities gains (losses), net	-	-	(6)	-
Gain on sale of loans held for sale	155	150	295	225
Merchant and card fees	354	392	672	740
Other noninterest income	235	203	594	513
Total noninterest income	2,702	2,641	5,487	5,188

Noninterest expense:
Salaries and employee benefits	7,011	6,479	13,788	12,852
Data processing	1,522	1,456	3,014	2,808
Occupancy expenses, net	723	728	1,517	1,500
FDIC insurance assessments	246	275	486	535
Professional fees	910	540	1,680	1,025
Business development	293	311	636	683
Intangible asset amortization	68	77	137	154
New market tax credit projects amortization	17	191	34	383
Other operating expenses, net	378	306	749	686
Total noninterest expense	11,168	10,363	22,041	20,626

Income before income taxes	7,708	5,636	15,398	9,873

Provision for income taxes	1,777	1,125	3,507	1,919

Net income	$5,931	$4,511	$11,891	$7,954

Basic and diluted earnings per share	$0.67	$0.51	$1.34	$0.89

Dividends declared per share	$0.24	$-	$0.48	$0.20

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$5,931	$4,511	$11,891	$7,954
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	2,254	7,530	(3,209)	17,021
Plus: reclassification adjustment for losses realized in net income	-	-	6	-
Other comprehensive income (loss), before tax	2,254	7,530	(3,203)	17,021
Tax (expense) benefit related to other comprehensive income	(537)	(1,792)	762	(4,051)
Other income tax effects from tax reform	(21)	(14)	(34)	(24)
Other comprehensive income (loss), net of tax	1,696	5,724	(2,475)	12,946
Comprehensive income	$7,627	$10,235	$9,416	$20,900

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share data)

					Accumulated
					Other
Three Months Ended June 30, 2026 and 2025					Comprehensive	Total
	Common Stock		Additional Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, March 31, 2025	8,915,557	$17,831	$13,152	$183,914	$(31,841)	$183,056
Net income	-	-	-	4,511	-	4,511
Other income tax effects from tax reform	-	-	-	14	-	14
Other comprehensive income	-	-	-	-	5,724	5,724
Repurchase and retirement of stock	(16,868)	(34)	(245)	-	-	(279)
Cash dividends declared on retired stock	-	-	-	3	-	3
Balance, June 30, 2025	8,898,689	$17,797	$12,907	$188,442	$(26,117)	$193,029

Balance, March 31, 2026	8,857,220	$17,714	$12,135	$199,840	$(22,119)	$207,570
Net income	-	-	-	5,931	-	5,931
Other income tax effects from tax reform	-	-	-	21	-	21
Other comprehensive income	-	-	-	-	1,696	1,696
Cash dividends declared, $0.24 per share	-	-	-	(2,125)	-	(2,125)
Balance, June 30, 2026	8,857,220	$17,714	$12,135	$203,667	$(20,423)	$213,093

					Accumulated
					Other
Six Months Ended June 30, 2026 and 2025					Comprehensive	Total
	Common Stock		Additional Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2024	8,949,110	$17,898	$13,635	$182,236	$(39,063)	$174,706
Net income	-	-	-	7,954	-	7,954
Other income tax effects from tax reform	-	-	-	24	-	24
Other comprehensive income	-	-	-	-	12,946	12,946
Repurchase and retirement of stock	(50,421)	(101)	(728)	-	-	(829)
Cash dividends declared, $0.20 per share	-	-	-	(1,772)	-	(1,772)
Balance, June 30, 2025	8,898,689	$17,797	$12,907	$188,442	$(26,117)	$193,029

Balance, December 31, 2025	8,857,220	$17,714	$12,135	$195,993	$(17,948)	$207,894
Net income	-	-	-	11,891	-	11,891
Other income tax effects from tax reform	-	-	-	34	-	34
Other comprehensive (loss)	-	-	-	-	(2,475)	(2,475)
Cash dividends declared, $0.48 per share	-	-	-	(4,251)	-	(4,251)
Balance, June 30, 2026	8,857,220	$17,714	$12,135	$203,667	$(20,423)	$213,093

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Six Months Ended June 30, 2026 and 2025

	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,891	$7,954
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit) for loans	(167)	1,069
Credit loss expense for off-balance sheet credit exposures	28	1
Amortization (accretion) of securities available-for-sale and loans, net	(786)	194
Amortization of intangible assets	137	154
Depreciation	631	638
Provision for deferred income taxes	99	56
Securities losses, net	6	-
Increase in cash value of bank-owned life insurance	(46)	(42)
Gain on sales of loans held for sale	(295)	(225)
Proceeds from loans held for sale	18,077	11,382
Originations of loans held for sale	(18,202)	(11,156)
Amortization of investment in New Markets Tax Credit projects	34	383
Gain on other real estate owned, net	(8)	-
Change in assets and liabilities:
Decrease in accrued income receivable	1,155	1,698
Decrease (increase) in other assets	211	(233)
(Decrease) in accrued interest payable	(273)	(736)
(Decrease) in accrued expenses and other liabilities	(695)	(6)
Net cash provided by operating activities	11,797	11,131

CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest-bearing time deposits	496	(752)
Purchase of securities available-for-sale	(118,523)	(57,915)
Proceeds from sale of securities available-for-sale	491	-
Proceeds from maturities and calls of securities available-for-sale	76,261	78,489
Purchase of FHLB stock	(225)	(1,703)
Proceeds from the redemption of FHLB and FRB stock	368	2,420
Net decrease in loans	29,311	23,054
Net proceeds from the sale of other real estate owned	345	89
Purchase of premises and equipment	(678)	(310)
Net cash provided by (used in) investing activities	(12,154)	43,372

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in deposits	(2,100)	(27,477)
(Decrease) in securities sold under agreements to repurchase	(7,901)	(12,351)
Payments on other borrowings	(1,900)	(19,100)
Proceeds from other borrowings	-	2,800
Net (payments on) FHLB short-term borrowings	(3,000)	-
Dividends paid	(4,251)	(3,562)
Stock repurchases	-	(829)
Net cash used in financing activities	(19,152)	(60,519)

Net (decrease) in cash and cash equivalents	(19,509)	(6,016)

CASH AND CASH EQUIVALENTS
Beginning	126,753	101,227
Ending	$107,244	$95,211

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)

(in thousands)

Six Months Ended June 30, 2026 and 2025

	2026	2025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$13,954	$16,958
Income taxes	3,991	2,161

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$133	$214

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2025 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of June 30, 2026.

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

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended  June 30, 2026 and 2025 was 8,857,220 and 8,900,515, respectively. The weighted average outstanding shares for the six months ended June 30, 2026 and 2025 was 8,857,220 and 8,908,904, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of  June 30, 2026 and  December 31, 2025 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2026
Assets
Securities available-for-sale
U.S. government treasuries	$194,463	$194,463	$-	$-
U.S. government agencies	73,075	-	73,075	-
U.S. government mortgage-backed securities	156,462	-	156,462	-
State and political subdivisions	213,659	-	213,659	-
Corporate bonds	57,592	-	57,592	-
Loans receivable	7,614	-	7,614	-
Derivative financial instruments	639	-	639	-

Liabilities
Derivative financial instruments	$59	$-	$59	$-

2025
Assets
Securities available-for-sale
U.S. government treasuries	$144,063	$144,063	$-	$-
U.S. government agencies	77,982	-	77,982	-
U.S. government mortgage-backed securities	135,490	-	135,490	-
State and political subdivisions	236,947	-	236,947	-
Corporate bonds	61,472	-	61,472	-
Loans receivable	7,879	-	7,879	-
Derivative financial instruments	723	-	723	-

Liabilities
Derivative financial instruments	$318	$-	$318	$-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of June 30, 2026 and  December 31, 2025 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2026

Collateral dependent loans	$3,302	$-	$-	$3,302

2025

Collateral dependent loans	$2,078	$-	$-	$2,078
Other real estate owned	204	-	-	204

Total	$2,282	$-	$-	$2,282

As of June 30, 2026, individually analyzed loans with a carrying value of $4.6 million were reduced by a specific reserve of $1.3 million, resulting in a reported fair value of $3.3 million. As of December 31, 2025, individually analyzed loans with a carrying value of $3.2 million were reduced by a specific reserve of $1.1 million resulting in a reported fair value of $2.1 million.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2026 and  December 31, 2025 are as follows (in thousands):

	2026
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$3,302	Fair value of collateral	Valuation adjustments	0% - 30%

	2025
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$2,078	Fair value of collateral	Valuation adjustments	0% - 25%

Other real estate owned	$204	Fair value of collateral	Valuation adjustments	6% - 8%

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of June 30, 2026 and  December 31, 2025 (in thousands):

		2026		2025
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$107,244	$107,244	$126,753	$126,753
Interest-bearing time deposits	Level 1	5,182	5,152	5,678	5,656
Securities available-for-sale	See previous table	695,251	695,251	655,954	655,954
FHLB and FRB stock	Level 2	2,652	2,652	2,795	2,795
Loans receivable, net	Level 3	1,250,996	1,211,159	1,280,222	1,248,203
Loans held for sale	Level 2	892	892	472	472
Accrued income receivable	Level 1	12,912	12,912	14,067	14,067
Derivative financial instruments	Level 2	639	639	723	723
Financial liabilities:
Deposits	Level 2	$1,852,567	$1,853,250	$1,854,667	$1,855,296
Securities sold under agreements to repurchase	Level 1	30,898	30,898	38,799	38,799
Other borrowings	Level 2	16,452	16,277	21,352	21,216
Accrued interest payable	Level 1	2,289	2,289	2,562	2,562
Derivative financial instruments	Level 2	59	59	318	318

The methodologies used to determine fair value as of  June 30, 2026 did not change from the methodologies described in the December 31, 2025 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of June 30, 2026 and  December 31, 2025 are summarized below (in thousands):

2026:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$198,217	$48	$(3,802)	$194,463
U.S. government agencies	75,469	95	(2,489)	73,075
U.S. government mortgage-backed securities	165,465	85	(9,088)	156,462
State and political subdivisions	223,605	125	(10,071)	213,659
Corporate bonds	59,933	126	(2,467)	57,592
	$722,689	$479	$(27,917)	$695,251

2025:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$146,986	$478	$(3,401)	$144,063
U.S. government agencies	80,149	158	(2,325)	77,982
U.S. government mortgage-backed securities	142,821	340	(7,671)	135,490
State and political subdivisions	246,653	285	(9,991)	236,947
Corporate bonds	63,580	147	(2,255)	61,472
	$680,189	$1,408	$(25,643)	$655,954

The amortized cost and fair value of debt securities available-for-sale as of June 30, 2026, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$100,402	$99,250
Due after one year through five years	350,347	336,666
Due after five years through ten years	106,475	102,873
	$557,224	$538,789
U.S. government mortgage-backed securities	165,465	156,462
Total	$722,689	$695,251

The Company's investment portfolio had an expected duration of 3.2 years as of June 30, 2026.

Securities with a carrying value of $302.5 million and $295.4 million at June 30, 2026 and  December 31, 2025, respectively, were pledged on public deposits, securities sold under agreements to repurchase, other borrowings and for other purposes as required or permitted by law.

The proceeds and losses on securities available-for-sale for the three and six months ended June 30, 2026 and 2025 are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Proceeds from sales of securities available-for-sale	$-	$-	$491	$-
Gross realized gains on securities available-for-sale	-	-	-	-
Gross realized losses on securities available-for-sale	-	-	(6)	-

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2026 and  December 31, 2025 are summarized as follows (in thousands):

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2026:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$97,004	$(1,072)	59	$82,788	$(2,730)	48	$179,792	$(3,802)
U.S. government agencies	19,005	(132)	12	43,761	(2,357)	40	62,766	(2,489)
U.S. government mortgage-backed securities	67,313	(1,248)	44	68,952	(7,840)	123	136,265	(9,088)
State and political subdivisions	21,622	(200)	36	168,231	(9,871)	322	189,853	(10,071)
Corporate bonds	1,492	(2)	2	50,002	(2,465)	59	51,494	(2,467)
	$206,436	$(2,654)	153	$413,734	$(25,263)	592	$620,170	$(27,917)

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2025:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$-	$-	-	$109,187	$(3,401)	61	$109,187	$(3,401)
U.S. government agencies	4,031	(34)	2	52,968	(2,291)	50	56,999	(2,325)
U.S. government mortgage-backed securities	25,835	(126)	15	76,967	(7,545)	143	102,802	(7,671)
State and political subdivisions	9,799	(125)	13	194,954	(9,866)	373	204,753	(9,991)
Corporate bonds	504	-	1	52,372	(2,255)	63	52,876	(2,255)
	$40,169	$(285)	31	$486,448	$(25,358)	690	$526,617	$(25,643)

Gross unrealized losses on debt securities totaled $27.9 million as of June 30, 2026. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. As of June 30, 2026 and  December 31, 2025, the Company determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Furthermore, the Company does not have the intent to sell any of these AFS debt securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Accrued interest receivable on AFS debt securities totaled $3.9 million and $3.2 million as of June 30, 2026 and  December 31, 2025, respectively, and is excluded from the estimate of credit losses.

6.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of June 30, 2026 and  December 31, 2025 is as follows (in thousands):

	2026	2025

Real estate - construction	$56,501	$61,851
Real estate - 1 to 4 family residential	336,695	319,510
Real estate - multi-family	195,150	205,232
Real estate - commercial	298,343	313,120
Real estate - agricultural	158,706	160,553
Commercial	88,627	87,723
Agricultural	120,560	134,554
Consumer and other	13,695	15,231
	1,268,277	1,297,774
Unallocated portfolio layer basis adjustments[1]	26	145
Less allowance for credit losses	(17,307)	(17,697)
Loans receivable, net	$1,250,996	$1,280,222

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses (ACL) and other basis adjustments. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Accrued interest receivable on loans held for investment totaled $9.1 million and $10.8 million as of June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Allowance for Credit Losses for Loans. The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. Expected credit loss inherent in non-cancelable off-balance-sheet (“OBS”) credit exposures is accounted for as a separate liability on the consolidated balance sheet. The Company's allowance for credit losses for OBS credit exposures was $1.0 million and $984 thousand as of June 30, 2026 and  December 31, 2025, respectively. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

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

Activity in the allowance for credit losses, on a disaggregated basis, for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30, 2026
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2026	$485	$4,151	$2,214	$4,973	$1,566	$1,979	$1,709	$342	$17,419
Credit loss expense (benefit) [1]	(43)	92	(128)	(184)	13	275	140	(22)	143
Recoveries of loans charged-off	-	-	-	-	-	29	-	-	29
Loans charged-off	-	(42)	-	-	-	(239)	-	(3)	(284)
Balance, June 30, 2026	$442	$4,201	$2,086	$4,789	$1,579	$2,044	$1,849	$317	$17,307

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $65 thousand related to off-balance sheet credit exposures.

	Six Months Ended June 30, 2026
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2025	$518	$4,002	$2,208	$5,131	$1,586	$1,959	$1,931	$362	$17,697
Credit loss expense (benefit) [1]	(76)	241	(122)	(342)	(7)	260	(82)	(39)	(167)
Recoveries of loans charged-off	-	-	-	-	-	64	-	3	67
Loans charged-off	-	(42)	-	-	-	(239)	-	(9)	(290)
Balance, June 30, 2026	$442	$4,201	$2,086	$4,789	$1,579	$2,044	$1,849	$317	$17,307

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $28 thousand related to off-balance sheet credit exposures.

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

	Six Months Ended June 30, 2025
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2024	$482	$3,890	$2,188	$4,932	$1,584	$1,759	$1,805	$418	$17,058
Credit loss expense (benefit) [1]	42	(8)	33	(424)	(11)	1,240	186	11	1,069
Recoveries of loans charged-off	1	-	-	-	-	3	-	1	5
Loans charged-off	(44)	(2)	-	-	-	(1,114)	-	(1)	(1,161)
Balance, June 30, 2025	$481	$3,880	$2,221	$4,508	$1,573	$1,888	$1,991	$429	$16,971

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

Collateral Dependent Loans. The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans (in thousands):

	Primary Type of Collateral
June 30, 2026	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$188	$-	$-	$188	$-
Real estate - 1 to 4 family residential	783	-	-	783	51
Real estate - multi-family	989	-	-	989	-
Real estate - commercial	9,597	-	-	9,597	634
Real estate - agricultural	535	-	-	535	-
Commercial	234	925	203	1,362	106
Agricultural	4,692	892	256	5,840	170
Consumer and other	-	-	-	-	-

	$17,018	$1,817	$459	$19,294	$961

	Primary Type of Collateral
December 31, 2025	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	872	-	-	872	45
Real estate - multi-family	888	-	-	888	-
Real estate - commercial	9,933	-	-	9,933	739
Real estate - agricultural	555	-	-	555	-
Commercial	291	371	312	974	-
Agricultural	1,253	-	296	1,549	-
Consumer and other	-	-	-	-	-

	$13,792	$371	$608	$14,771	$784

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans on nonaccrual status with no allowance for credit losses recorded by loan segment (in thousands):

	Total Nonaccrual		Nonaccrual with no ACL
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

Real estate - construction	$188	$-	$188	$-
Real estate - 1 to 4 family residential	783	872	533	791
Real estate - multi-family	989	888	989	888
Real estate - commercial	9,597	9,933	7,214	7,464
Real estate - agricultural	535	555	510	555
Commercial	1,672	1,332	701	998
Agricultural	5,840	1,549	4,896	1,549
Consumer and other	2	4	-	-

	$19,606	$15,133	$15,031	$12,245

The interest income recognized on nonaccrual loans for the three months ended  June 30, 2026 and 2025 was approximately $25 thousand and $1 thousand, respectively. The interest income recognized on nonaccrual loans for the six months ended June 30, 2026 and 2025 was approximately $32 thousand and $2 thousand, respectively.

The interest foregone on nonaccrual loans for the three months ended  June 30, 2026 and 2025 was approximately $493 thousand and $636 thousand, respectively. The interest foregone on nonaccrual loans for the six months ended June 30, 2026 and 2025 was approximately $877 thousand and $963 thousand, respectively.

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

The Company made two loan modification to borrowers experiencing financial difficulty for the six months ended June 30, 2026. The Company made no loan modifications to borrowers experiencing financial difficulty for the six months ended June 30, 2025.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by portfolio segment and type of modification during the six months ended June 30, 2026 (in thousands):

	Payment Structure	Term Extension	Interest Rate Reduction	Total	% of Total Loans
Loan Type
Real estate - construction	$-	$-	$-	$-	0.00%
Real estate - 1-4 family residential	-	-	-	-	0.00%
Real estate - multi-family	-	-	-	-	0.00%
Real estate - commercial	-	-	-	-	0.00%
Real estate - agricultural	-	-	-	-	0.00%
Commercial	69	-	-	69	0.08%
Agricultural	286	-	-	286	0.24%
Consumer and other	-	-	-	-	0.00%
Total	$355	$-	$-	$355	0.03%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2026:

Payment structure
Loan Type	Financial Effect

Commercial	Payment structure modified by suspending principal and interest payments through the revised maturity date, providing the borrower temporary payment relief to facilitate resolution
Agricultural	Payment structure modified to provide temporary payment relief, allowing the borrower to defer the current year payment through a restructuring of the final five scheduled payments

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company had no net charge-offs for the three and six months ended June 30, 2026 and 2025 related to loan modifications to borrowers experiencing financial difficulties.

There were no loan modifications that had a payment default and were modified in the twelve months before default as of June 30, 2026. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

Aging Analysis. An aging analysis of the recorded investments in loans, on a disaggregated basis, as of June 30, 2026 and  December 31, 2025, is as follows (in thousands):

2026		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$1,779	$188	$1,967	$54,534	$56,501	$-
Real estate - 1 to 4 family residential	2,044	410	2,454	334,241	336,695	35
Real estate - multi-family	488	137	625	194,525	195,150	-
Real estate - commercial	9,765	101	9,866	288,477	298,343	-
Real estate - agricultural	111	131	242	158,464	158,706	-
Commercial	510	613	1,123	87,504	88,627	-
Agricultural	765	5,348	6,113	114,447	120,560	-
Consumer and other	85	-	85	13,610	13,695	-

	$15,547	$6,928	$22,475	$1,245,802	$1,268,277	$35

2025		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$188	$-	$188	$61,663	$61,851	$-
Real estate - 1 to 4 family residential	1,868	475	2,343	317,167	319,510	137
Real estate - multi-family	-	-	-	205,232	205,232	-
Real estate - commercial	2,087	109	2,196	310,924	313,120	109
Real estate - agricultural	621	-	621	159,932	160,553	-
Commercial	756	99	855	86,868	87,723	82
Agricultural	28	1,036	1,064	133,490	134,554	-
Consumer and other	4	-	4	15,227	15,231	-

	$5,552	$1,719	$7,271	$1,290,503	$1,297,774	$328

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

The following tables show the risk category of loans by loan segment and year of origination as of June 30, 2026 and  December 31, 2025 (in thousands):

June 30, 2026	Amortized Cost Basis of Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Real estate - construction
Pass	$14,896	$26,873	$781	$5,001	$-	$157	$7,424	$55,132
Watch	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	582	599	-	-	1,181
Substandard-Impaired	-	188	-	-	-	-	-	188
Total	$14,896	$27,061	$781	$5,583	$599	$157	$7,424	$56,501

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$49,469	$47,620	$28,286	$41,407	$57,824	$67,967	$25,177	$317,750
Watch	1,144	1,606	2,617	259	527	703	218	7,074
Special Mention	-	-	-	-	-	-	-	-
Substandard	41	-	430	1,163	-	9,419	35	11,088
Substandard-Impaired	-	340	-	42	108	293	-	783
Total	$50,654	$49,566	$31,333	$42,871	$58,459	$78,382	$25,430	$336,695

Current-period gross charge-offs	$-	$-	$42	$-	$-	$-	$-	$42

Real estate - multi-family
Pass	$17,106	$41,093	$6,055	$5,638	$39,822	$47,112	$5,515	$162,341
Watch	-	403	6,262	526	995	1,108	-	9,294
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	3,703	-	8,328	3,717	6,777	-	22,525
Substandard-Impaired	-	853	-	137	-	-	-	990
Total	$17,106	$46,052	$12,317	$14,629	$44,534	$54,997	$5,515	$195,150

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$22,293	$46,567	$19,663	$13,572	$59,854	$79,147	$1,248	$242,344
Watch	1,539	5,308	4,047	2,818	14,296	6,103	219	34,330
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	108	354	11,486	125	12,073
Substandard-Impaired	-	53	103	8,998	-	442	-	9,596
Total	$23,832	$51,928	$23,813	$25,496	$74,504	$97,178	$1,592	$298,343

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$17,724	$27,072	$12,493	$12,766	$21,573	$44,009	$1,616	$137,253
Watch	2,133	7,140	1,920	1,280	349	5,549	687	19,058
Special Mention	-	-	-	-	-	-	-	-
Substandard	540	-	-	194	-	178	1,193	2,105
Substandard-Impaired	-	139	-	-	-	151	-	290
Total	$20,397	$34,351	$14,413	$14,240	$21,922	$49,887	$3,496	$158,706

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

June 30, 2026	Amortized Cost Basis of Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Commercial
Pass	$8,713	$10,658	$4,154	$4,673	$3,691	$5,925	$37,188	$75,002
Watch	1,493	316	304	6,212	75	1,155	2,078	11,633
Special Mention	-	-	-	-	-	-	-	-
Substandard	102	45	72	-	-	50	50	319
Substandard-Impaired	69	643	253	5	112	387	204	1,673
Total	$10,377	$11,662	$4,783	$10,890	$3,878	$7,517	$39,520	$88,627

Current-period gross charge-offs	$-	$24	$168	$34	$4	$9	$-	$239

Agricultural
Pass	$12,824	$6,539	$3,032	$1,805	$2,373	$1,191	$66,669	$94,433
Watch	1,869	2,146	633	521	414	599	12,916	19,098
Special Mention	-	-	-	-	-	-	-	-
Substandard	90	1,077	-	-	19	29	206	1,421
Substandard-Impaired	-	1,769	1,758	66	-	255	1,760	5,608
Total	$14,783	$11,531	$5,423	$2,392	$2,806	$2,074	$81,551	$120,560

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$2,488	$2,860	$1,243	$2,323	$1,293	$2,946	$495	$13,648
Watch	3	9	-	-	-	-	-	12
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	31	-	-	-	-	-	31
Substandard-Impaired	-	2	-	2	-	-	-	4
Total	$2,491	$2,902	$1,243	$2,325	$1,293	$2,946	$495	$13,695

Current-period gross charge-offs	$-	$7	$-	$-	$-	$2	$-	$9

Total loans
Pass	$145,513	$209,282	$75,707	$87,185	$186,430	$248,454	$145,332	$1,097,903
Watch	8,181	16,928	15,783	11,616	16,656	15,217	16,118	100,499
Special Mention	-	-	-	-	-	-	-	-
Substandard	773	4,856	502	10,375	4,689	27,939	1,609	50,743
Substandard-Impaired	69	3,987	2,114	9,250	220	1,528	1,964	19,132
Total	$154,536	$235,053	$94,106	$118,426	$207,995	$293,138	$165,023	$1,268,277

Current-period gross charge-offs	$-	$31	$210	$34	$4	$11	$-	$290

December 31, 2025	Amortized Cost Basis of Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Real estate - construction
Pass	$41,174	$2,861	$15,707	$-	$202	$17	$1,702	$61,663
Watch	188	-	-	-	-	-	-	188
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	-	-	-	-	-	-	-
Total	$41,362	$2,861	$15,707	$-	$202	$17	$1,702	$61,851

Current-period gross charge-offs	$-	$44	$-	$-	$-	$-	$-	$44

Real estate - 1-4 family residential
Pass	$66,583	$34,310	$37,820	$61,918	$44,640	$34,781	$23,445	$303,497
Watch	664	1,022	1,127	141	8,505	601	342	12,402
Special Mention	198	-	94	-	722	-	-	1,014
Substandard	-	70	421	-	1,067	165	-	1,723
Substandard-Impaired	414	81	116	-	-	263	-	874
Total	$67,859	$35,483	$39,578	$62,059	$54,934	$35,810	$23,787	$319,510

Current-period gross charge-offs	$-	$-	$-	$-	$-	$2	$-	$2

Real estate - multi-family
Pass	$44,032	$8,512	$6,479	$41,574	$21,766	$35,365	$6,434	$164,162
Watch	408	6,349	534	-	15,751	2,098	-	25,140
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	8,417	3,782	2,842	-	-	15,041
Substandard-Impaired	889	-	-	-	-	-	-	889
Total	$45,329	$14,861	$15,430	$45,356	$40,359	$37,463	$6,434	$205,232

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$50,627	$24,858	$19,991	$58,509	$42,010	$50,105	$1,186	$247,286
Watch	5,851	4,188	1,207	18,645	5,260	3,385	462	38,998
Special Mention	-	-	-	-	-	-	-	-
Substandard	221	220	-	-	15,487	973	-	16,901
Substandard-Impaired	-	-	9,460	-	-	475	-	9,935
Total	$56,699	$29,266	$30,658	$77,154	$62,757	$54,938	$1,648	$313,120

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$31,461	$14,801	$15,642	$24,258	$24,451	$31,286	$1,629	$143,528
Watch	7,209	1,548	1,074	1,101	258	3,313	372	14,875
Special Mention	-	-	-	-	-	-	-	-
Substandard	450	-	1,255	-	56	91	-	1,852
Substandard-Impaired	141	-	-	-	132	25	-	298
Total	$39,261	$16,349	$17,971	$25,359	$24,897	$34,715	$2,001	$160,553

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

December 31, 2025	Amortized Cost Basis of Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial
Pass	$13,209	$5,738	$5,885	$5,989	$3,988	$3,028	$35,130	$72,967
Watch	896	464	7,057	515	928	689	2,589	13,138
Special Mention	-	-	-	-	-	-	-	-
Substandard	50	234	-	-	-	-	-	284
Substandard-Impaired	393	250	24	-	-	355	312	1,334
Total	$14,548	$6,686	$12,966	$6,504	$4,916	$4,072	$38,031	$87,723

Current-period gross charge-offs	$1,346	$118	$-	$-	$-	$18	$-	$1,482

Agricultural
Pass	$18,127	$4,396	$2,881	$3,408	$1,859	$450	$79,922	$111,043
Watch	3,350	997	638	298	247	186	10,147	15,863
Special Mention	-	-	-	-	-	-	-	-
Substandard	2,276	-	-	28	-	20	4,042	6,366
Substandard-Impaired	-	600	30	-	201	15	436	1,282
Total	$23,753	$5,993	$3,549	$3,734	$2,307	$671	$94,547	$134,554

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$4,982	$1,921	$2,904	$1,562	$1,508	$1,829	$471	$15,177
Watch	10	-	-	-	-	-	-	10
Special Mention	-	-	-	-	-	-	-	-
Substandard	36	-	-	-	-	-	-	36
Substandard-Impaired	-	2	2	-	-	4	-	8
Total	$5,028	$1,923	$2,906	$1,562	$1,508	$1,833	$471	$15,231

Current-period gross charge-offs	$2	$1	$-	$-	$-	$-	$-	$3

Total loans
Pass	$270,195	$97,397	$107,309	$197,218	$140,424	$156,861	$149,919	$1,119,323
Watch	18,576	14,568	11,637	20,700	30,949	10,272	13,912	120,614
Special Mention	198	-	94	-	722	-	-	1,014
Substandard	3,033	524	10,093	3,810	19,452	1,249	4,042	42,203
Substandard-Impaired	1,837	933	9,632	-	333	1,137	748	14,620
Total	$293,839	$113,422	$138,765	$221,728	$191,880	$169,519	$168,621	$1,297,774

Current-period gross charge-offs	$1,348	$163	$-	$-	$-	$20	$-	$1,531

7.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at June 30, 2026 and  December 31, 2025 (in thousands):

	2026		2025
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$5,757	$6,411	$5,620

The weighted average remaining life of the intangible assets is approximately 1.6 years as of June 30, 2026 and  December 31, 2025.

The following sets forth the activity related to the intangible assets for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Beginning intangible assets, net	$722	$1,015	$791	$1,092
Amortization	(68)	(77)	(137)	(154)

Ending intangible assets, net	$654	$938	$654	$938

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2026	$131
2027	240
2028	190
2029	93
2030	-

Total	$654

8.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of June 30, 2026 and  December 31, 2025 (in thousands):

	2026	2025
Securities sold under agreements to repurchase:
U.S. government treasuries	$13,618	$14,604
U.S. government agencies	30,144	35,479
U.S. government mortgage-backed securities	19,750	9,842

Total pledged collateral	$63,512	$59,925

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

9.	Borrowings

On April 25, 2024, the Company entered into a promissory note and line of credit agreement with an unaffiliated bank, providing for a two-year five million dollar line of credit facility.  On May 15, 2026, the Company extended the maturity date for an additional two-years. The Company has secured its obligations under the Credit Agreement by pledging to the Lender all outstanding shares of common stock of its subsidiary bank, Reliance State Bank. The Company had no outstanding borrowings on the line of credit as of  June 30, 2026 and December 31, 2025. The Company did not comply with one covenant as of  June 30, 2026 and  December 31, 2025. The agreement includes a covenant requiring that the modified Texas Ratio not exceed a specific threshold at the end of each calendar quarter. Effective beginning with the quarter ended June 30, 2026, the covenant threshold was amended from 20% to 25%. Accordingly, the modified Texas Ratio was required not to exceed 25% as of June 30, 2026 and subsequent quarter ends, compared with 20% as of December 31, 2025. The modified Texas Ratio is defined as substandard, substandard-impaired loans and other real estate owned, divided by the sum of Tier 1 capital plus the Allowance for Credit Losses – Loans. The modified Texas Ratio was 29.2% as of  June 30, 2026 and 24.6% as of December 31, 2025.  The lender waived the noncompliance.

FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $304.1 million and $291.9 million at  June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Company had $16.5 million of FHLB advances with a weighted average interest rate of 3.93%. As of December 31, 2025, the Company had $19.5 million of FHLB advances with a weighted average interest rate of 3.95%.

On June 6, 2022, the Company borrowed $4.0 million on a credit agreement with a commercial bank. The borrowings were used for general corporate purposes. Interest under the note is payable quarterly over four years. Required quarterly principal payments of $150 thousand began in September 2022, with the remaining balance due June 2026. The interest rate is fixed at 3.35%. This note was paid in full in June 2026 and there is no outstanding balance remaining as of  June 30, 2026. The outstanding balance was $1.9 million as of  December 31, 2025.

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

The table below identifies the notional amount, fair value and balance sheet category of the Company's interest rate swaps at June 30, 2026, and  December 31, 2025 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2026
Interest rate swaps	$7,899	$605	Other assets
Interest rate swaps	25,000	(25)	Other liabilities
December 31, 2025
Interest rate swaps	$8,115	$549	Other assets
Interest rate swaps	25,000	(144)	Other liabilities

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as a fair value hedge accounting relationship at June 30, 2026, and  December 31, 2025 (in thousands):

			Cumulative Amount of Fair Value
	Location in the consolidated	Carrying Amount of	Hedging Adjustment Included in
	balance sheet	the Hedged Assets	Carrying Amount of Hedged Assets
June 30, 2026
Interest rate swaps	Loans receivable, net	$44,098	$(580)
December 31, 2025
Interest rate swaps	Loans receivable, net	$47,767	$(404)

Back-to-Back Loan Swaps

The Company has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and six months ended June 30, 2026, and June 30, 2025, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at June 30, 2026, and  December 31, 2025 (in thousands):

				Weighted Average	Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate
June 30, 2026
Customer interest rate swaps	$8,628	$34	Other assets	5.98%	5.62%
Customer interest rate swaps	8,628	(34)	Other liabilities	5.62%	5.98%
December 31, 2025
Customer interest rate swaps	$8,773	$174	Other assets	5.98%	5.77%
Customer interest rate swaps	8,773	(174)	Other liabilities	5.77%	5.98%

The Company was required to pledge $767 thousand and $1.1 million of securities as collateral for these derivative financial instruments at June 30, 2026, and December 31, 2025, respectively. The Company's counterparties were not required to pledge collateral at June 30, 2026 and  December 31, 2025.

11.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since  December 31, 2025 is due primarily to the increase in unrealized losses on investment securities.

12.	Commitments, Contingencies and Concentrations of Credit Risk

On April 7, 2026, the Company entered into a $2.0 million commitment with a contractor to remodel the Company headquarters in Ames, Iowa. The Company has $1.8 million of the commitment remaining at June 30, 2026.

On May 14, 2026, the Company entered into a $1.8 million commitment with a contractor to remodel two branches in Creston, Iowa. The Company has $1.7 million of the commitment remaining at June 30, 2026.

13.	Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and the Banks met all capital adequacy requirements to which they were subject as of June 30, 2026.

The Company and the Banks’ capital amounts and ratios as of June 30, 2026 and  December 31, 2025 are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2026
Total capital (to risk-weighted assets):
Consolidated	$240,158	16.7%	$151,371	10.50%	N/A	N/A
Boone Bank & Trust	17,082	14.5	12,342	10.50	11,755	10.0%
First National Bank	119,352	16.2	77,288	10.50	73,607	10.0
Iowa State Savings Bank	28,794	16.5	18,336	10.50	17,463	10.0
Reliance State Bank	29,875	14.1	22,208	10.50	21,151	10.0
State Bank & Trust	23,281	18.7	13,065	10.50	12,443	10.0
United Bank & Trust	13,594	17.7	8,062	10.50	7,678	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$222,137	15.4%	$122,538	8.50%	N/A	N/A
Boone Bank & Trust	15,902	13.5	9,991	8.50	9,404	8.0%
First National Bank	110,158	15.0	62,566	8.50	58,886	8.0
Iowa State Savings Bank	26,606	15.2	14,843	8.50	13,970	8.0
Reliance State Bank	27,229	12.9	17,978	8.50	16,920	8.0
State Bank & Trust	21,767	17.5	10,576	8.50	9,954	8.0
United Bank & Trust	12,649	16.5	6,527	8.50	6,143	8.0

Tier 1 capital (to average-assets):
Consolidated	$222,137	10.3%	$86,421	4.00%	N/A	N/A
Boone Bank & Trust	15,902	9.7	6,546	4.00	8,182	5.0%
First National Bank	110,158	9.9	44,669	4.00	55,836	5.0
Iowa State Savings Bank	26,606	9.4	11,322	4.00	14,152	5.0
Reliance State Bank	27,229	9.7	11,204	4.00	14,004	5.0
State Bank & Trust	21,767	11.0	7,897	4.00	9,871	5.0
United Bank & Trust	12,649	10.5	4,836	4.00	6,046	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$222,137	15.4%	$100,914	7.00%	N/A	N/A
Boone Bank & Trust	15,902	13.5	8,228	7.00	7,641	6.5%
First National Bank	110,158	15.0	51,525	7.00	47,845	6.5
Iowa State Savings Bank	26,606	15.2	12,224	7.00	11,351	6.5
Reliance State Bank	27,229	12.9	14,805	7.00	13,748	6.5
State Bank & Trust	21,767	17.5	8,710	7.00	8,088	6.5
United Bank & Trust	12,649	16.5	5,375	7.00	4,991	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2025
Total capital (to risk-weighted assets):
Consolidated	$232,927	15.6%	$156,836	10.50%	N/A	N/A
Boone Bank & Trust	16,732	13.7	12,803	10.50	12,193	10.0%
First National Bank	117,737	15.5	79,690	10.50	75,895	10.0
Iowa State Savings Bank	28,059	15.8	18,634	10.50	17,746	10.0
Reliance State Bank	29,585	13.4	23,221	10.50	22,116	10.0
State Bank & Trust	23,133	17.1	14,192	10.50	13,516	10.0
United Bank & Trust	13,459	17.3	8,169	10.50	7,780	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$214,256	14.3%	$126,962	8.50%	N/A	N/A
Boone Bank & Trust	15,630	12.8	10,364	8.50	9,754	8.0%
First National Bank	108,267	14.3	64,511	8.50	60,716	8.0
Iowa State Savings Bank	25,836	14.6	15,084	8.50	14,197	8.0
Reliance State Bank	26,820	12.1	18,798	8.50	17,692	8.0
State Bank & Trust	21,494	15.9	11,489	8.50	10,813	8.0
United Bank & Trust	12,496	16.1	6,613	8.50	6,224	8.0

Tier 1 capital (to average-assets):
Consolidated	$214,256	10.1%	$84,937	4.00%	N/A	N/A
Boone Bank & Trust	15,630	9.4	6,621	4.00	8,276	5.0%
First National Bank	108,267	9.9	43,622	4.00	54,528	5.0
Iowa State Savings Bank	25,836	9.3	11,144	4.00	13,931	5.0
Reliance State Bank	26,820	9.4	11,423	4.00	14,279	5.0
State Bank & Trust	21,494	11.1	7,752	4.00	9,690	5.0
United Bank & Trust	12,496	10.2	4,897	4.00	6,121	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$214,256	14.3%	$104,557	7.00%	N/A	N/A
Boone Bank & Trust	15,630	12.8	8,535	7.00	7,925	6.5%
First National Bank	108,267	14.3	53,127	7.00	49,332	6.5
Iowa State Savings Bank	25,836	14.6	12,422	7.00	11,535	6.5
Reliance State Bank	26,820	12.1	15,481	7.00	14,375	6.5
State Bank & Trust	21,494	15.9	9,461	7.00	8,785	6.5
United Bank & Trust	12,496	16.1	5,446	7.00	5,057	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes for all capital ratios except tier 1 capital to average assets. A banking organization with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At June 30, 2026, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

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

Accounting policies for the banking segment are the same as those described in Note 1, Nature of Business and Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The CODM assesses performance of the banking segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. All categories of interest expense, credit loss expense, and noninterest expense as disclosed in the Company’s consolidated statements of income are considered significant to the banking segment. For the six months ended June 30, 2026 and 2025, respectively, there were no adjustments or reconciling items between the banking segment net income and consolidated net income as presented in the consolidated statements of income.

The measure of segment assets is based on total assets as reported on the consolidated balance sheets. For the six months ended June 30, 2026, and the year ended December 31, 2025, respectively, there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated balance sheets.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs twenty-nine individuals to assist the Banks with its financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 232 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $5.9 million, or $0.67 per share, for the three months ended June 30, 2026, compared to net income of $4.5 million, or $0.51 per share, for the three months ended June 30, 2025. The Company had net income of $11.9 million, or $1.34 per share, for the six months ended June 30, 2026, compared to net income of $8.0 million, or $0.89 per share, for the six months ended June 30, 2025. The increase in earnings is primarily due to an increase in net interest income. Net interest income increased due to higher yields and average balances on investments, combined with a lower cost of funds driven by declining market rates and reduced borrowings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$16,382	$13,466	$31,813	$26,381
Tax-equivalent adjustment (1)	109	120	221	240
Net interest income on an FTE basis (non-GAAP)	16,491	13,586	32,034	26,621
Average interest-earning assets	$2,072,045	$2,048,346	$2,067,363	$2,054,226
Net interest margin on an FTE basis (non-GAAP)	3.18%	2.65%	3.10%	2.59%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended June 30, 2026 and 2025

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended June 30, 2026 and 2025:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$87,049	$1,351	6.21%	$94,535	$1,410	5.97%
Agricultural	121,601	1,920	6.32%	126,189	2,075	6.58%
Real estate	1,052,554	13,875	5.27%	1,052,915	12,951	4.92%
Consumer and other	13,488	185	5.49%	16,532	231	5.59%

Total loans (including fees)	1,274,692	17,331	5.44%	1,290,171	16,667	5.17%

Investment securities
Taxable	628,930	4,588	2.92%	567,859	3,116	2.19%
Tax-exempt (2)	70,622	519	2.94%	81,427	570	2.80%
Total investment securities	699,552	5,107	2.92%	649,286	3,686	2.27%

Interest-bearing deposits with banks and federal funds sold	97,801	949	3.88%	108,889	1,252	4.60%

Total interest-earning assets	2,072,045	$23,387	4.51%	2,048,346	$21,605	4.22%

Noninterest-earning assets	62,979			64,251

TOTAL ASSETS	$2,135,024			$2,112,597

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,197,474	$3,760	1.26%	$1,188,237	$4,268	1.44%
Time deposits	322,127	2,721	3.38%	332,652	3,119	3.75%
Total deposits	1,519,601	6,481	1.71%	1,520,889	7,387	1.94%
Other borrowed funds	52,340	415	3.17%	70,904	632	3.57%

Total interest-bearing liabilities	1,571,941	6,896	1.75%	1,591,793	8,019	2.02%

Noninterest-bearing liabilities
Noninterest-bearing checking	339,390			321,056
Other liabilities	12,568			13,077

Stockholders' equity	211,125			186,671

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,135,024			$2,112,597

Net interest income (FTE)(3)		$16,491			$13,586
Net interest spread (FTE)			2.76%			2.20%
Net interest margin (FTE)(3)			3.18%			2.65%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended June 30, 2026 and 2025, the Company's net interest margin adjusted for tax exempt income was 3.18% and 2.65%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2026 totaled $16.4 million compared to $13.5 million for the three months ended June 30, 2025.

For the three months ended June 30, 2026, interest income increased $1.8 million, or 8.4%, when compared to the same period in 2025. The increase is primarily due to higher yield and average balances on the investment portfolio.

Interest expense decreased $1.1 million, or 14.0%, for the three months ended June 30, 2026 when compared to the same period in 2025. The lower interest expense for the period is primarily due to a decrease in market rates and reduced borrowings.

Credit Loss Expense

A credit loss expense of $208 thousand was recognized for the three months ended June 30, 2026 as compared to a credit loss expense of $108 thousand for the three months ended June 30, 2025. Net loan charge-offs for the three months ended June 30, 2026 totaled $255 thousand compared to net loan charge-offs of $1.1 million for the three months ended June 30, 2025. The credit loss expense in 2026 and 2025 was primarily due charge-offs in the commercial loan portfolio.

Noninterest Income and Expense

Noninterest income for the three months ended June 30, 2026 totaled $2.7 million compared to $2.6 million for the three months ended June 30, 2025, an increase of 2.3%.

Noninterest expense for the three months ended June 30, 2026 totaled $11.2 million compared to $10.4 million recorded for the three months ended June 30, 2025, an increase of 7.8%. The increase reflects higher professional fees, salaries and benefits. The increase in professional fees was primarily due to $300 thousand of consultant fees for certain contract negotiations during the three months ended June 30, 2026.  The consultant fees are expected to continue throughout 2026 as negotiations are in process. The increase in salaries and benefits was driven by anticipated bonus payouts as Company performance thresholds are met, in addition to normal increases in salaries and benefits. The efficiency ratio was 58.52% for the second quarter of 2026 as compared to 64.34% in the second quarter of 2025. The efficiency ratio continues to improve as net interest margin increases.

Income Taxes

Income tax expense for the three months ended June 30, 2026 totaled $1.8 million compared to $1.1 million recorded for the three months ended June 30, 2025. The effective tax rate was 23% and 20% for the three months ended June 30, 2026 and 2025, respectively. The increase in income tax expense and effective tax rate was primarily due to higher net income and lower New Markets Tax Credits.  The final year of tax credits was 2025 for a majority of the New Markets Tax Credit projects.

Income Statement Review for the Six Months ended June 30, 2026 and 2025

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2026 and 2025:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$83,154	$2,533	6.09%	$92,256	$2,780	6.03%
Agricultural	122,080	3,805	6.23%	124,923	4,205	6.73%
Real estate	1,057,414	27,431	5.19%	1,066,353	25,914	4.86%
Consumer and other	14,122	378	5.35%	16,587	442	5.33%

Total loans (including fees)	1,276,770	34,147	5.35%	1,300,119	33,341	5.13%

Investment securities
Taxable	614,458	8,597	2.80%	562,522	5,956	2.12%
Tax-exempt (2)	72,946	1,053	2.89%	82,707	1,143	2.76%
Total investment securities	687,404	9,650	2.81%	645,229	7,099	2.20%

Interest-bearing deposits with banks and federal funds sold	103,189	1,918	3.72%	108,878	2,403	4.41%

Total interest-earning assets	2,067,363	$45,715	4.42%	2,054,226	$42,843	4.17%

Noninterest-earning assets	62,782			66,875

TOTAL ASSETS	$2,130,145			$2,121,101

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,189,369	$7,332	1.23%	$1,183,772	$8,399	1.42%
Time deposits	322,847	5,484	3.40%	331,814	6,407	3.86%
Total deposits	1,512,216	12,816	1.69%	1,515,586	14,806	1.95%
Other borrowed funds	54,218	865	3.19%	79,203	1,416	3.58%

Total interest-bearing liabilities	1,566,434	13,681	1.75%	1,594,789	16,222	2.03%

Noninterest-bearing liabilities
Noninterest-bearing checking	339,839			330,331
Other liabilities	12,952			13,455

Stockholders' equity	210,920			182,526

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,130,145			$2,121,101

Net interest income (FTE)(3)		$32,034			$26,621
Net interest spread (FTE)			2.67%			2.14%
Net interest margin (FTE)(3)			3.10%			2.59%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the six months ended June 30, 2026 and 2025, the Company's net interest margin adjusted for tax exempt income was 3.10% and 2.59%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2026 totaled $31.8 million compared to $26.4 million for the six months ended June 30, 2025.

For the six months ended June 30, 2026, interest income increased $2.9 million, or 6.8%, when compared to the same period in 2025. The increase is primarily due to higher yield and average balances on the investment portfolio.

Interest expense decreased $2.5 million, or 15.7%, for the six months ended June 30, 2026 when compared to the same period in 2025. The lower interest expense for the period is primarily due to a decrease in market rates and reduced borrowings.

Credit Loss Expense

A credit loss benefit of ($139) thousand was recognized for the six months ended June 30, 2026 as compared to a credit loss expense of $1.1 million for the six months ended June 30, 2025. Net loan charge-offs for the six months ended June 30, 2026 totaled $223 thousand compared to net loan charge-offs of $1.2 million for the six months ended June 30, 2025. The credit loss benefit in 2026 was primarily due to a decline in loan balances. The credit loss expense in 2025 was primarily due to charge-offs in the commercial loan portfolio.

Noninterest Income and Expense

Noninterest income for the six months ended June 30, 2026 totaled $5.5 million compared to $5.2 million for the six months ended June 30, 2025, an increase of 5.8%. The increase is primarily due to an increase in wealth management income due to growth in assets under management and an increase in estate and trust fees.

Noninterest expense for the six months ended June 30, 2026 totaled $22.0 million compared to $20.6 million recorded for the six months ended June 30, 2025, an increase of 6.9%. The increase reflects higher professional fees, salaries and benefits. The increase in professional fees was primarily due to $600 thousand of consultant fees for certain contract negotiations during the six months ended June 30, 2026.  The consultant fees are expected to continue throughout 2026 as negotiations are in process. The increase in salaries and benefits was driven by anticipated bonus payouts as Company performance thresholds are met, in addition to normal increases in salaries and benefits. The efficiency ratio was 59.09% for the six months ended June 30, 2026 as compared to 65.34% in the six months ended June 30, 2025. The efficiency ratio continues to improve as net interest margin increases.

Income Taxes

Income tax expense for the six months ended June 30, 2026 totaled $3.5 million compared to $1.9 million recorded for the six months ended June 30, 2025. The effective tax rate was 23% and 19% for the six months ended June 30, 2026 and 2025, respectively. The increase in income tax expense and effective tax rate was primarily due to higher net income and lower New Markets Tax Credits.  The final year of tax credits was 2025 for a majority of the New Markets Tax Credit projects.

Balance Sheet Review

As of June 30, 2026, total assets were $2.12 billion, a $10.6 million decrease compared to December 31, 2025. This decrease in assets is primarily due to a decrease in the loan portfolio and interest-bearing deposits in financial institutions, partially offset by an increase in securities available-for-sale.

Investment Portfolio

The investment portfolio totaled $695 million as of June 30, 2026, an increase of $39 million from the December 31, 2025 balance of $656 million. The increase in securities available-for-sale is primarily due to purchases in excess of maturities.

On a quarterly basis, the investment portfolio is reviewed for credit losses. As of June 30, 2026, gross unrealized losses of $27.9 million, are due to the interest rate environment and are not considered credit-related. Certain bonds in the investment portfolio may incur credit losses and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not have an allowance for credit losses on these investments as of June 30, 2026.

Loan Portfolio

The loan portfolio, net of the allowance for credit losses, totaled $1.25 billion and $1.28 billion as of June 30, 2026 and December 31, 2025, respectively. The decrease is primarily due to payoffs in the commercial real estate and agricultural loan portfolios.

Deposits

Deposits totaled $1.853 billion and $1.855 billion as of June 30, 2026 and December 31, 2025, respectively. The decrease in deposits is primarily due to a decrease in retail and commercial interest-bearing deposits, partially offset by an increase in public funds. Securities sold under agreements to repurchase decreased to $30.9 million as of June 30, 2026 compared to $38.8 million as of December 31, 2025. Securities sold under agreements to repurchase and deposit balances fluctuate as customers’ liquidity needs vary and could be impacted by prevailing market interest rates, competition, and economic conditions. Approximately 14% of deposits are tied to external indexes as of June 30, 2026. Deposit interest expense related to these deposits can be more volatile than other deposit products in a changing interest rate environment.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which totaled $1.25 billion and $1.28 billion as of June 30, 2026 and December 31, 2025, respectively. Net loans comprise 59% of total assets as of June 30, 2026. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.55% at June 30, 2026, as compared to 1.19% at December 31, 2025. The Company’s level of problem loans as a percentage of total loans at June 30, 2026 of 1.55% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of March 31, 2026, of 0.60%, most recent available.

Substandard-Impaired loans totaled $19.1 million as of June 30, 2026 and have increased $4.5 million as compared to the substandard-impaired loans of $14.6 million as of December 31, 2025. The increase is primarily due to one relationship in the agricultural loan portfolio.

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

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of June 30, 2026, nonaccrual loans totaled $19.6 million and $35 thousand of loans past due 90 days and still accruing. This compares to nonaccrual loans of $15.1 million and $328 thousand of loans past due 90 days and still accruing as of December 31, 2025. There was no other real estate owned as of June 30, 2026 and $204 thousand of other real estate owned as of December 31, 2025.

Loans past due 30 days or more totaled $22.5 million as of June 30, 2026, compared to $7.3 million as of December 31, 2025. The increase is primarily related to one agricultural operating loan relationships classified as substandard-impaired and one commercial real estate loan relationship that matured and is being restructured.

Substandard loans totaled $50.7 million as of June 30, 2026 and have increased $8.5 million as compared to the substandard loans of $42.2 million as of December 31, 2025. The increase is primarily due to one large relationship secured by 1-4 family residential properties and weakening in the multi-family portfolio, partially offset by payoffs in the commercial real estate portfolio.

The watch and special mention loans classified as agricultural real estate and operating totaled $38.2 million as of June 30, 2026 as compared to $30.7 million as of December 31, 2025. The substandard and substandard-impaired loans in these categories totaled $9.4 million and $9.8 million as of June 30, 2026 and December 31, 2025, respectively. The change is primarily due to variable yields, weather impacts and commodity prices affecting agricultural loans.

The watch and special mention loans classified as commercial real estate totaled $34.3 million as of June 30, 2026 as compared to $39.0 million as of December 31, 2025. The substandard and substandard-impaired commercial real estate loans totaled $21.7 million and $26.8 million as of June 30, 2026 and December 31, 2025, respectively. The decrease is primarily due to payoffs of substandard loans.

The allowance for credit losses as a percentage of outstanding loans was 1.36% as of June 30, 2026 and December 31, 2025.The allowance for credit losses totaled $17.3 million and $17.7 million as of June 30, 2026 and December 31, 2025, respectively. The decrease in the allowance for credit losses is primarily due to a decrease in loan balances.

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

Commercial real estate and multi-family real estate represent approximately 39% of the loan portfolio as of June 30, 2026.  The following is an additional breakdown of the Company's commercial real estate and multi-family real estate portfolios (in thousands):

	June 30, 2026		December 31, 2025

	Total	Percent of Total Loans	Total	Percent of Total Loans

Real estate - multi-family	$195,150	15.4%	$205,232	15.8%

Real estate - commercial
Owner-Occupied All Purposes	166,878	13.2%	166,250	12.8%
Non-Owner Occupied Retail or Other	43,154	3.4%	50,141	3.9%
Non-Owner Occupied Hotel	35,864	2.8%	36,676	2.8%
Non-Owner Occupied Warehouse	29,746	2.3%	31,692	2.4%
Non-Owner Occupied Office	22,701	1.8%	28,361	2.2%
Total real estate - commercial	298,343	23.5%	313,120	24.1%

Total real estate - commercial and multi-family	$493,493	38.9%	$518,352	39.9%

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

As of June 30, 2026, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company’s liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions as of June 30, 2026 and December 31, 2025 totaled $107.2 million and $126.8 million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of June 30, 2026 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $304.1 million, with $16.5 million of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $106.9 million, with no outstanding federal fund purchase balances as of June 30, 2026. The Company had securities sold under agreements to repurchase totaling $30.9 million as of June 30, 2026.

Total investments as of June 30, 2026 were $695 million compared to $656 million as of December 31, 2025. These investments provide the Company with liquidity since all of the investments are classified as available-for-sale as of June 30, 2026. The Company has $401.6 million of unpledged securities available-for-sale and interest-bearing deposits as of June 30, 2026. The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities and payments represent a significant source of liquidity.

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2026 totaled $11.8 million compared to $11.1 million for the six months ended June 30, 2025. The increase of $666 thousand in cash provided by operating activities was primarily due to higher net interest income.

Net cash provided by (used in) investing activities for the six months ended June 30, 2026 was ($12.2) million compared to $43.4 million for the six months ended June 30, 2025. The decrease of $55.5 million in cash provided by investing activities was primarily due to purchases of securities available-for-sale, partially offset by a decrease in loans.

Net cash (used in) financing activities for the six months ended June 30, 2026 totaled ($19.2) million compared to ($60.5) million for the six months ended June 30, 2025. The decrease of $41.4 million in cash used in financing activities was primarily due to a smaller decline in deposits and lower repayments of other borrowings as the Company has continued to reduce borrowings. As of June 30, 2026, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $9.3 million and $6.35 million for the six months ended June 30, 2026 and 2025, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $4.8 million as of June 30, 2026.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of June 30, 2026 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2026 totaled $213.1 million and was $5.2 million higher than the $207.9 million recorded as of December 31, 2025. The increase in stockholders’ equity was primarily the result of retention of net income in excess of dividends. At June 30, 2026 and December 31, 2025, stockholders’ equity as a percentage of total assets was 10.0% and 9.7%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of June 30, 2026. Unrealized losses on the investment portfolio are excluded from regulatory capital.

Forward-Looking Statements and Business Risks

The Private Securities Litigation Reform Act of 1995 provides the Company with the opportunity to make cautionary statements regarding forward-looking statements contained in this Quarterly Report, including forward-looking statements concerning the Company’s future performance and asset quality. Forward-looking statements contained in this Quarterly Report are not historical facts and are based on management’s current beliefs, assumptions, predictions and expectations of future events, including the Company’s future performance, taking into account all information currently available to management. These beliefs, assumptions, predictions and expectations are subject to numerous risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to management and many of which are beyond management’s control. If a change occurs, the Company’s business, financial condition, liquidity, results of operations, asset quality, plans and objectives may vary materially from those expressed in the forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “forecasts”, “continuing,” “ongoing,” “expects,” “views,” “intends” and similar words or phrases. The risks and uncertainties that may affect the Company’s future performance and asset quality include, but are not limited to, the following: national, regional and local economic conditions and the impact they may have on the Company and its customers; competitive products and pricing available in the marketplace; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for credit losses as dictated by new market conditions or regulatory requirements; changes in local, national and international economic conditions, including rising inflation rates; fiscal and monetary policies of the U.S. government; the imposition of tariffs and retaliatory tariffs; changes in governmental regulations affecting financial institutions (including regulatory fees and capital requirements); changes in prevailing interest rates; credit risk management and asset/liability management; the financial and securities markets; the availability of and cost associated with sources of liquidity; and other risks and uncertainties inherent in the Company’s business, including those discussed under the headings “Forward-Looking Statements and Business Risks” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2025. Any forward-looking statements are qualified in their entirety by the foregoing risks and uncertainties and speak only as of the date on which such statements are made. The Company undertakes no obligation to revise or update such forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

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

In August 2025, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 200,000 shares of the Company's common stock.  As of June 30, 2026, there were 165,053 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2026.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

April 1, 2026 to April 30, 2026	-	$-	-	165,053

May 1, 2026 to May 31, 2026	-	$-	-	165,053

June 1, 2026 to June 30, 2026	-	$-	-	165,053

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: August 7, 2026	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Justin C. Clausen

Justin C. Clausen, Chief Financial Officer
(Principal Financial and Accounting Officer)