Form 10-Q
period 2026-09-30
AMES NATIONAL CORP
filed 2026-11-06
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, there were 8,857,220 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$20,200	$20,481
Interest-bearing deposits in financial institutions and federal funds sold	55,009	106,272
Total cash and cash equivalents	75,209	126,753
Interest-bearing time deposits	4,194	5,678
Securities available-for-sale	671,332	655,954
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	1,977	2,795
Loans receivable, net	1,260,186	1,280,222
Loans held for sale	1,154	472
Bank premises and equipment, net	21,733	20,920
Accrued income receivable	15,492	14,067
Other real estate owned	-	204
Bank-owned life insurance	3,374	3,303
Deferred income taxes, net	11,864	7,494
Intangible assets, net	586	791
Goodwill	12,424	12,424
Other assets	2,637	2,463

Total assets	$2,082,162	$2,133,540

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$330,947	$353,766
Interest-bearing checking	639,205	635,885
Savings and money market	541,906	537,708
Time, $250 and over	80,620	85,799
Other time	237,825	241,509
Total deposits	1,830,503	1,854,667

Securities sold under agreements to repurchase	33,315	38,799
Other borrowings	1,452	21,352
Accrued interest payable	2,090	2,562
Accrued expenses and other liabilities	9,048	8,266
Total liabilities	1,876,408	1,925,646

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,857,220 shares as of September 30, 2026 and December 31, 2025	17,714	17,714
Additional paid-in capital	12,135	12,135
Retained earnings	208,604	195,993
Accumulated other comprehensive (loss)	(32,699)	(17,948)
Total stockholders' equity	205,754	207,894

Total liabilities and stockholders' equity	$2,082,162	$2,133,540

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Interest and dividend income:
Loans, including fees	$17,899	$17,409	$52,046	$50,750
Securities:
Taxable	4,794	3,344	13,391	9,300
Tax-exempt	386	411	1,218	1,314
Other interest and dividend income	554	689	2,472	3,092
Total interest and dividend income	23,633	21,853	69,127	64,456

Interest expense:
Deposits	6,372	7,173	19,188	21,979
Other borrowed funds	304	631	1,169	2,047
Total interest expense	6,676	7,804	20,357	24,026

Net interest income	16,957	14,049	48,770	40,430

Credit loss expense (benefit)	66	627	(73)	1,697

Net interest income after credit loss expense (benefit)	16,891	13,422	48,843	38,733

Noninterest income:
Wealth management income	2,094	1,374	5,277	4,336
Service fees	395	402	1,144	1,150
Securities gains (losses), net	-	-	(6)	-
Gain on sale of loans held for sale	183	170	478	395
Merchant and card fees	320	342	992	1,082
Other noninterest income	471	246	1,065	759
Total noninterest income	3,463	2,534	8,950	7,722

Noninterest expense:
Salaries and employee benefits	6,913	6,374	20,701	19,226
Data processing	1,409	1,497	4,423	4,305
Occupancy expenses, net	832	754	2,349	2,254
FDIC insurance assessments	239	253	725	788
Professional fees	1,020	412	2,700	1,437
Business development	367	335	1,003	1,018
Intangible asset amortization	68	77	205	231
New market tax credit projects amortization	18	192	52	575
Other operating expenses, net	359	347	1,108	1,033
Total noninterest expense	11,225	10,241	33,266	30,867

Income before income taxes	9,129	5,715	24,527	15,588

Provision for income taxes	2,081	1,156	5,588	3,075

Net income	$7,048	$4,559	$18,939	$12,513

Basic and diluted earnings per share	$0.80	$0.51	$2.14	$1.41

Dividends declared per share	$0.24	$0.20	$0.72	$0.40

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$7,048	$4,559	$18,939	$12,513
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(16,091)	6,436	(19,300)	23,457
Plus: reclassification adjustment for losses realized in net income	-	-	6	-
Other comprehensive income (loss), before tax	(16,091)	6,436	(19,294)	23,457
Tax (expense) benefit related to other comprehensive income	3,830	(1,531)	4,592	(5,582)
Other income tax effects from tax reform	(15)	(13)	(49)	(37)
Other comprehensive income (loss), net of tax	(12,276)	4,892	(14,751)	17,838
Comprehensive income (loss)	$(5,228)	$9,451	$4,188	$30,351

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share data)

					Accumulated
					Other
Three Months Ended September 30, 2026 and 2025					Comprehensive	Total
	Common Stock		Additional Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, June 30, 2025	8,898,689	$17,797	$12,907	$188,442	$(26,117)	$193,029
Net income	-	-	-	4,559	-	4,559
Other income tax effects from tax reform	-	-	-	13	-	13
Other comprehensive income	-	-	-	-	4,892	4,892
Repurchase and retirement of stock	(6,522)	(13)	(109)	-	-	(122)
Cash dividends declared, $0.20 per share	-	-	-	(1,779)	-	(1,779)
Balance, September 30, 2025	8,892,167	$17,784	$12,798	$191,235	$(21,225)	$200,592

Balance, June 30, 2026	8,857,220	$17,714	$12,135	$203,667	$(20,423)	$213,093
Net income	-	-	-	7,048	-	7,048
Other income tax effects from tax reform	-	-	-	15	-	15
Other comprehensive (loss)	-	-	-	-	(12,276)	(12,276)
Cash dividends declared, $0.24 per share	-	-	-	(2,126)	-	(2,126)
Balance, September 30, 2026	8,857,220	$17,714	$12,135	$208,604	$(32,699)	$205,754

					Accumulated
					Other
Nine Months Ended September 30, 2026 and 2025					Comprehensive	Total
	Common Stock		Additional Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2024	8,949,110	$17,898	$13,635	$182,236	$(39,063)	$174,706
Net income	-	-	-	12,513	-	12,513
Other income tax effects from tax reform	-	-	-	37	-	37
Other comprehensive income	-	-	-	-	17,838	17,838
Repurchase and retirement of stock	(56,943)	(114)	(837)	-	-	(951)
Cash dividends declared, $0.40 per share	-	-	-	(3,551)	-	(3,551)
Balance, September 30, 2025	8,892,167	$17,784	$12,798	$191,235	$(21,225)	$200,592

Balance, December 31, 2025	8,857,220	$17,714	$12,135	$195,993	$(17,948)	$207,894
Net income	-	-	-	18,939	-	18,939
Other income tax effects from tax reform	-	-	-	49	-	49
Other comprehensive (loss)	-	-	-	-	(14,751)	(14,751)
Cash dividends declared, $0.72 per share	-	-	-	(6,377)	-	(6,377)
Balance, September 30, 2026	8,857,220	$17,714	$12,135	$208,604	$(32,699)	$205,754

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Nine Months Ended September 30, 2026 and 2025

	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,939	$12,513
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit) for loans	(23)	1,704
Credit loss benefit for off-balance sheet credit exposures	(50)	(7)
Amortization (accretion) of securities available-for-sale and loans, net	(1,386)	149
Amortization of intangible assets	205	231
Depreciation	1,020	970
Provision for deferred income taxes	222	(133)
Securities losses, net	6	-
Increase in cash value of bank-owned life insurance	(71)	(65)
Gain on sales of loans held for sale	(478)	(395)
Proceeds from loans held for sale	28,691	18,957
Originations of loans held for sale	(28,895)	(19,108)
Amortization of investment in New Markets Tax Credit projects	52	575
Gain on other real estate owned, net	(8)	-
Change in assets and liabilities:
(Increase) in accrued income receivable	(1,425)	(1,137)
(Increase) in other assets	(226)	(204)
(Decrease) in accrued interest payable	(472)	(723)
Increase in accrued expenses and other liabilities	832	555
Net cash provided by operating activities	16,933	13,882

CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest-bearing time deposits	1,484	488
Purchase of securities available-for-sale	(137,428)	(84,572)
Proceeds from sale of securities available-for-sale	491	-
Proceeds from maturities and calls of securities available-for-sale	103,565	105,638
Purchase of FHLB stock	(1,927)	(4,397)
Proceeds from the redemption of FHLB and FRB stock	2,745	5,389
Net decrease in loans	20,006	26,222
Net proceeds from the sale of other real estate owned	345	89
Purchase of premises and equipment	(1,833)	(411)
Net cash provided by (used in) investing activities	(12,552)	48,446

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in deposits	(24,164)	(13,863)
(Decrease) in securities sold under agreements to repurchase	(5,484)	(11,789)
Payments on other borrowings	(16,900)	(20,250)
Proceeds from other borrowings	-	2,800
Net (payments on) FHLB short-term borrowings	(3,000)	(6,000)
Dividends paid	(6,377)	(5,341)
Stock repurchases	-	(951)
Net cash used in financing activities	(55,925)	(55,394)

Net increase (decrease) in cash and cash equivalents	(51,544)	6,934

CASH AND CASH EQUIVALENTS
Beginning	126,753	101,227
Ending	$75,209	$108,161

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)

(in thousands)

Nine Months Ended September 30, 2026 and 2025

	2026	2025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$20,829	$24,749
Income taxes	5,634	3,066

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$133	$293

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2025 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of September 30, 2026.

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

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended  September 30, 2026 and 2025 was 8,857,220 and 8,894,152, respectively. The weighted average outstanding shares for the nine months ended September 30, 2026 and 2025 was 8,857,220 and 8,903,933, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of  September 30, 2026 and  December 31, 2025 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2026
Assets
Securities available-for-sale
U.S. government treasuries	$186,395	$186,395	$-	$-
U.S. government agencies	67,433	-	67,433	-
U.S. government mortgage-backed securities	153,002	-	153,002	-
State and political subdivisions	206,212	-	206,212	-
Corporate bonds	58,290	-	58,290	-
Loans receivable	7,394	-	7,394	-
Derivative financial instruments	1,068	-	1,068	-

Liabilities
Derivative financial instruments	$348	$-	$348	$-

2025
Assets
Securities available-for-sale
U.S. government treasuries	$144,063	$144,063	$-	$-
U.S. government agencies	77,982	-	77,982	-
U.S. government mortgage-backed securities	135,490	-	135,490	-
State and political subdivisions	236,947	-	236,947	-
Corporate bonds	61,472	-	61,472	-
Loans receivable	7,879	-	7,879	-
Derivative financial instruments	723	-	723	-

Liabilities
Derivative financial instruments	$318	$-	$318	$-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of September 30, 2026 and  December 31, 2025 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2026

Collateral dependent loans	$392	$-	$-	$392

2025

Collateral dependent loans	$2,078	$-	$-	$2,078
Other real estate owned	204	-	-	204

Total	$2,282	$-	$-	$2,282

As of September 30, 2026, individually analyzed loans with a carrying value of $889 thousand were reduced by a specific reserve of $497 thousand, resulting in a reported fair value of $392 thousand. As of December 31, 2025, individually analyzed loans with a carrying value of $3.2 million were reduced by a specific reserve of $1.1 million resulting in a reported fair value of $2.1 million.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2026 and  December 31, 2025 are as follows (in thousands):

	2026
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$392	Fair value of collateral	Valuation adjustments	0% - 40%

	2025
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$2,078	Fair value of collateral	Valuation adjustments	0% - 25%

Other real estate owned	$204	Fair value of collateral	Valuation adjustments	6% - 8%

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of September 30, 2026 and  December 31, 2025 (in thousands):

		2026		2025
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$75,209	$75,209	$126,753	$126,753
Interest-bearing time deposits	Level 1	4,194	4,133	5,678	5,656
Securities available-for-sale	See previous table	671,332	671,332	655,954	655,954
FHLB and FRB stock	Level 2	1,977	1,977	2,795	2,795
Loans receivable, net	Level 3	1,260,186	1,210,987	1,280,222	1,248,203
Loans held for sale	Level 2	1,154	1,154	472	472
Accrued income receivable	Level 1	15,492	15,492	14,067	14,067
Derivative financial instruments	Level 2	1,068	1,068	723	723
Financial liabilities:
Deposits	Level 2	$1,830,503	$1,831,745	$1,854,667	$1,855,296
Securities sold under agreements to repurchase	Level 1	33,315	33,315	38,799	38,799
Other borrowings	Level 2	1,452	1,245	21,352	21,216
Accrued interest payable	Level 1	2,090	2,090	2,562	2,562
Derivative financial instruments	Level 2	348	348	318	318

The methodologies used to determine fair value as of  September 30, 2026 did not change from the methodologies described in the December 31, 2025 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of September 30, 2026 and  December 31, 2025 are summarized below (in thousands):

2026:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$193,458	$2	$(7,065)	$186,395
U.S. government agencies	71,384	-	(3,951)	67,433
U.S. government mortgage-backed securities	167,987	9	(14,994)	153,002
State and political subdivisions	220,621	10	(14,419)	206,212
Corporate bonds	61,411	52	(3,173)	58,290
	$714,861	$73	$(43,602)	$671,332

2025:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$146,986	$478	$(3,401)	$144,063
U.S. government agencies	80,149	158	(2,325)	77,982
U.S. government mortgage-backed securities	142,821	340	(7,671)	135,490
State and political subdivisions	246,653	285	(9,991)	236,947
Corporate bonds	63,580	147	(2,255)	61,472
	$680,189	$1,408	$(25,643)	$655,954

The amortized cost and fair value of debt securities available-for-sale as of September 30, 2026, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$99,684	$98,400
Due after one year through five years	343,916	323,743
Due after five years through ten years	103,274	96,187
Due after ten years	-	-
	$546,874	$518,330
U.S. government mortgage-backed securities	167,987	153,002
Total	$714,861	$671,332

The Company's investment portfolio had an expected duration of 3.1 years as of September 30, 2026.

Securities with a carrying value of $285.6 million and $295.4 million at September 30, 2026 and  December 31, 2025, respectively, were pledged on public deposits, securities sold under agreements to repurchase, other borrowings and for other purposes as required or permitted by law.

The proceeds and losses on securities available-for-sale for the three and nine months ended September 30, 2026 and 2025 are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Proceeds from sales of securities available-for-sale	$-	$-	$491	$-
Gross realized gains on securities available-for-sale	-	-	-	-
Gross realized losses on securities available-for-sale	-	-	(6)	-

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2026 and  December 31, 2025 are summarized as follows (in thousands):

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2026:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$111,864	$(4,392)	70	$71,326	$(2,673)	40	$183,190	$(7,065)
U.S. government agencies	29,802	(1,181)	21	37,631	(2,770)	38	67,433	(3,951)
U.S. government mortgage-backed securities	89,939	(5,412)	65	63,746	(9,582)	123	153,685	(14,994)
State and political subdivisions	38,217	(1,064)	78	162,297	(13,355)	315	200,514	(14,419)
Corporate bonds	4,710	(18)	6	49,282	(3,155)	59	53,992	(3,173)
	$274,532	$(12,067)	240	$384,282	$(31,535)	575	$658,814	$(43,602)

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2025:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$-	$-	-	$109,187	$(3,401)	61	$109,187	$(3,401)
U.S. government agencies	4,031	(34)	2	52,968	(2,291)	50	56,999	(2,325)
U.S. government mortgage-backed securities	25,835	(126)	15	76,967	(7,545)	143	102,802	(7,671)
State and political subdivisions	9,799	(125)	13	194,954	(9,866)	373	204,753	(9,991)
Corporate bonds	504	-	1	52,372	(2,255)	63	52,876	(2,255)
	$40,169	$(285)	31	$486,448	$(25,358)	690	$526,617	$(25,643)

Gross unrealized losses on debt securities totaled $43.6 million as of September 30, 2026. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. As of September 30, 2026 and  December 31, 2025, the Company determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Furthermore, the Company does not have the intent to sell any of these AFS debt securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Accrued interest receivable on AFS debt securities totaled $4.2 million and $3.2 million as of September 30, 2026 and  December 31, 2025, respectively, and is excluded from the estimate of credit losses.

6.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of September 30, 2026 and  December 31, 2025 is as follows (in thousands):

	2026	2025

Real estate - construction	$50,492	$61,851
Real estate - 1 to 4 family residential	342,569	319,510
Real estate - multi-family	192,161	205,232
Real estate - commercial	301,968	313,120
Real estate - agricultural	162,714	160,553
Commercial	94,418	87,723
Agricultural	118,289	134,554
Consumer and other	14,281	15,231
	1,276,892	1,297,774
Unallocated portfolio layer basis adjustments[1]	-	145
Less allowance for credit losses	(16,706)	(17,697)
Loans receivable, net	$1,260,186	$1,280,222

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses (ACL) and other basis adjustments. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Accrued interest receivable on loans held for investment totaled $11.3 million and $10.8 million as of September 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Allowance for Credit Losses for Loans. The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. Expected credit loss inherent in non-cancelable off-balance-sheet (“OBS”) credit exposures is accounted for as a separate liability on the consolidated balance sheet. The Company's allowance for credit losses for OBS credit exposures was $934 thousand and $984 thousand as of September 30, 2026 and  December 31, 2025, respectively. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

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

Multi-family, commercial and agricultural real estate loans are subject to underwriting standards and processes similar to commercial and agricultural operating loans, in addition to those unique to real estate loans. These loans are viewed primarily as cash flow loans and, secondarily, as loans secured by real estate. Multi-family, commercial and agricultural real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Loan-to-value generally does not exceed 80% of the cost or value of the assets. Loans are typically subject to interest rate adjustments between five and seven years from origination. Fully amortized monthly repayment terms normally do not exceed twenty-five years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Appraisals on properties securing these loans are generally performed by fee appraisers approved by the Board of Directors. Because payments on multi-family, commercial and agricultural real estate loans are often dependent on the successful operation or management of the properties, repayment of such loans  may be subject to adverse conditions in the real estate market or the economy. Management monitors and evaluates commercial and agricultural real estate loans based on collateral and risk rating criteria. The Company  may require guarantees on these loans. The Company’s multi-family, commercial and agricultural real estate loans are secured primarily by properties located in its primary market areas. The national unemployment rate is a key economic forecast used in estimating credit losses for the multi-family and commercial real estate segments. The national unemployment rate and national real GDP are key economic forecasts used in estimating expected credit losses for the agricultural real estate segment.

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

Activity in the allowance for credit losses, on a disaggregated basis, for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30, 2026
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2026	$442	$4,201	$2,086	$4,789	$1,579	$2,044	$1,849	$317	$17,307
Credit loss expense (benefit) [1]	17	55	(53)	18	23	170	(100)	14	144
Recoveries of loans charged-off	-	-	-	-	-	12	-	1	13
Loans charged-off	-	-	-	(579)	-	(178)	-	(1)	(758)
Balance, September 30, 2026	$459	$4,256	$2,033	$4,228	$1,602	$2,048	$1,749	$331	$16,706

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $78 thousand related to off-balance sheet credit exposures.

	Nine Months Ended September 30, 2026
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2025	$518	$4,002	$2,208	$5,131	$1,586	$1,959	$1,931	$362	$17,697
Credit loss expense (benefit) [1]	(59)	296	(175)	(324)	16	430	(182)	(25)	(23)
Recoveries of loans charged-off	-	-	-	-	-	76	-	4	80
Loans charged-off	-	(42)	-	(579)	-	(417)	-	(10)	(1,048)
Balance, September 30, 2026	$459	$4,256	$2,033	$4,228	$1,602	$2,048	$1,749	$331	$16,706

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $50 thousand related to off-balance sheet credit exposures.

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

	Nine Months Ended September 30, 2025
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2024	$482	$3,890	$2,188	$4,932	$1,584	$1,759	$1,805	$418	$17,058
Credit loss expense (benefit) [1]	53	218	78	323	(21)	1,093	4	(44)	1,704
Recoveries of loans charged-off	1	-	-	-	-	354	-	1	356
Loans charged-off	(44)	(2)	-	-	-	(1,121)	-	(1)	(1,168)
Balance, September 30, 2025	$492	$4,106	$2,266	$5,255	$1,563	$2,085	$1,809	$374	$17,950

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

Collateral Dependent Loans. The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans (in thousands):

	Primary Type of Collateral
September 30, 2026	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$992	$-	$-	$992	$65
Real estate - 1 to 4 family residential	634	-	-	634	47
Real estate - multi-family	850	-	-	850	-
Real estate - commercial	8,832	-	-	8,832	-
Real estate - agricultural	529	-	-	529	-
Commercial	82	438	228	748	-
Agricultural	3,804	38	256	4,098	85
Consumer and other	-	-	-	-	-

	$15,723	$476	$484	$16,683	$197

	Primary Type of Collateral
December 31, 2025	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	872	-	-	872	45
Real estate - multi-family	888	-	-	888	-
Real estate - commercial	9,933	-	-	9,933	739
Real estate - agricultural	555	-	-	555	-
Commercial	291	371	312	974	-
Agricultural	1,253	-	296	1,549	-
Consumer and other	-	-	-	-	-

	$13,792	$371	$608	$14,771	$784

Nonaccrual Loans. The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed against interest income. Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected. A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due. Payments received on nonaccrual loans are applied first to principal. Once principal is recovered, any remaining payments received are applied to interest income.

The following table presents the amortized cost basis of loans on nonaccrual status and loans on nonaccrual status with no allowance for credit losses recorded by loan segment (in thousands):

	Total Nonaccrual		Nonaccrual with no ACL
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025

Real estate - construction	$992	$-	$804	$-
Real estate - 1 to 4 family residential	634	872	384	791
Real estate - multi-family	850	888	850	888
Real estate - commercial	8,832	9,933	8,829	7,464
Real estate - agricultural	529	555	504	555
Commercial	1,047	1,332	748	998
Agricultural	4,098	1,549	3,992	1,549
Consumer and other	1	4	-	-

	$16,983	$15,133	$16,111	$12,245

The interest income recognized on nonaccrual loans for the three months ended  September 30, 2026 and 2025 was approximately $171 thousand and $54 thousand, respectively. The interest income recognized on nonaccrual loans for the nine months ended September 30, 2026 and 2025 was approximately $202 thousand and $56 thousand, respectively.

The interest foregone on nonaccrual loans for the three months ended  September 30, 2026 and 2025 was approximately $399 thousand and $449 thousand, respectively. The interest foregone on nonaccrual loans for the nine months ended September 30, 2026 and 2025 was approximately $1.3 million and $1.4 million, respectively.

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

The Company made seven loan modifications to two borrowers experiencing financial difficulty for the nine months ended September 30, 2026. The Company made no loan modifications to borrowers experiencing financial difficulty for the nine months ended September 30, 2025.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by portfolio segment and type of modification during the nine months ended September 30, 2026 (in thousands):

	Payment Structure	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Loan Type
Real estate - construction	$-	$-	$-	$-	$-	0.00%
Real estate - 1-4 family residential	-	-	-	-	-	0.00%
Real estate - multi-family	-	-	-	-	-	0.00%
Real estate - commercial	-	1,732	-	11,300	13,032	4.32%
Real estate - agricultural	-	-	-	-	-	0.00%
Commercial	-	-	-	-	-	0.00%
Agricultural	-	-	-	396	396	0.33%
Consumer and other	-	-	-	-	-	0.00%
Total	$-	$1,732	$-	$11,696	$13,428	1.05%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2026:

Term Extension
Loan Type	Financial Effect

Real estate - commercial	Added a weighted-average 6 months to the life of the loans

Term Extension & Interest Rate Reduction
Loan Type	Financial Effect

Real estate - commercial	Added a weighted-average 12 months to the life of the loans and interest rate reduced below market
Agricultural	Added a weighted-average 12 months to the life of the loans and interest rate reduced below market

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company had $579 thousand of net charge-offs for the three and nine months ended September 30, 2026 related to loan modifications to borrowers experiencing financial difficulties. The Company had no net charge-offs for the three and nine months ended September 30, 2025 related to loan modifications to borrowers experiencing financial difficulties.

There were no loan modifications that had a payment default and were modified in the twelve months before default as of September 30, 2026. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

Aging Analysis. An aging analysis of the recorded investments in loans, on a disaggregated basis, as of September 30, 2026 and  December 31, 2025, is as follows (in thousands):

2026		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$1,140	$992	$2,132	$48,360	$50,492	$-
Real estate - 1 to 4 family residential	2,080	363	2,443	340,126	342,569	27
Real estate - multi-family	-	140	140	192,021	192,161	-
Real estate - commercial	130	97	227	301,741	301,968	-
Real estate - agricultural	-	131	131	162,583	162,714	-
Commercial	627	50	677	93,741	94,418	-
Agricultural	332	3,670	4,002	114,287	118,289	-
Consumer and other	209	-	209	14,072	14,281	-

	$4,518	$5,443	$9,961	$1,266,931	$1,276,892	$27

2025		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$188	$-	$188	$61,663	$61,851	$-
Real estate - 1 to 4 family residential	1,868	475	2,343	317,167	319,510	137
Real estate - multi-family	-	-	-	205,232	205,232	-
Real estate - commercial	2,087	109	2,196	310,924	313,120	109
Real estate - agricultural	621	-	621	159,932	160,553	-
Commercial	756	99	855	86,868	87,723	82
Agricultural	28	1,036	1,064	133,490	134,554	-
Consumer and other	4	-	4	15,227	15,231	-

	$5,552	$1,719	$7,271	$1,290,503	$1,297,774	$328

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

The following tables show the risk category of loans by loan segment and year of origination as of September 30, 2026 and  December 31, 2025 (in thousands):

September 30, 2026	Amortized Cost Basis of Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Real estate - construction
Pass	$24,479	$11,166	$795	$5,217	$-	$181	$7,080	$48,918
Watch	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	582	-	-	-	582
Substandard-Impaired	-	393	-	-	599	-	-	992
Total	$24,479	$11,559	$795	$5,799	$599	$181	$7,080	$50,492

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$80,078	$42,181	$26,812	$29,685	$55,788	$62,635	$26,285	$323,464
Watch	1,098	2,097	2,466	257	523	843	188	7,472
Special Mention	-	-	-	-	-	-	-	-
Substandard	41	-	455	1,151	-	9,324	27	10,998
Substandard-Impaired	-	193	-	41	109	292	-	635
Total	$81,217	$44,471	$29,733	$31,134	$56,420	$73,094	$26,500	$342,569

Current-period gross charge-offs	$-	$-	$42	$-	$-	$-	$-	$42

Real estate - multi-family
Pass	$34,298	$40,915	$6,001	$5,623	$32,209	$38,133	$609	$157,788
Watch	6,218	401	-	523	2,912	1,094	-	11,148
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	3,697	-	8,280	3,676	6,720	-	22,373
Substandard-Impaired	-	-	711	141	-	-	-	852
Total	$40,516	$45,013	$6,712	$14,567	$38,797	$45,947	$609	$192,161

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$49,079	$32,113	$18,878	$13,084	$58,010	$72,811	$1,321	$245,296
Watch	1,949	6,365	3,105	2,792	14,142	5,628	94	34,075
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	201	345	13,092	127	13,765
Substandard-Impaired	-	39	99	8,268	-	426	-	8,832
Total	$51,028	$38,517	$22,082	$24,345	$72,497	$91,957	$1,542	$301,968

Current-period gross charge-offs	$-	$13	$-	$566	$-	$-	$-	$579

Real estate - agricultural
Pass	$26,648	$25,155	$12,237	$11,644	$20,931	$42,211	$2,697	$141,523
Watch	2,228	7,114	1,911	1,270	349	5,134	-	18,006
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,400	-	-	190	-	115	1,193	2,898
Substandard-Impaired	-	138	-	-	-	149	-	287
Total	$30,276	$32,407	$14,148	$13,104	$21,280	$47,609	$3,890	$162,714

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

September 30, 2026	Amortized Cost Basis of Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Commercial
Pass	$15,826	$8,939	$3,307	$3,446	$3,067	$5,232	$40,927	$80,744
Watch	3,053	317	236	4,503	50	1,069	3,139	12,367
Special Mention	-	-	-	-	-	-	-	-
Substandard	151	43	69	-	-	-	-	263
Substandard-Impaired	-	367	27	-	-	372	278	1,044
Total	$19,030	$9,666	$3,639	$7,949	$3,117	$6,673	$44,344	$94,418

Current-period gross charge-offs	$-	$201	$169	$34	$4	$9	$-	$417

Agricultural
Pass	$14,571	$5,608	$2,936	$1,618	$2,184	$933	$66,395	$94,245
Watch	1,713	2,180	510	476	350	583	13,324	19,136
Special Mention	-	-	-	-	-	-	-	-
Substandard	90	407	-	-	19	29	495	1,040
Substandard-Impaired	-	1,302	1,332	26	-	173	1,035	3,868
Total	$16,374	$9,497	$4,778	$2,120	$2,553	$1,718	$81,249	$118,289

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$4,102	$2,507	$1,024	$2,070	$1,218	$2,833	$487	$14,241
Watch	-	-	-	8	-	-	-	8
Special Mention	-	-	-	-	-	-	-	-
Substandard	1	30	-	-	-	-	-	31
Substandard-Impaired	-	1	-	-	-	-	-	1
Total	$4,103	$2,538	$1,024	$2,078	$1,218	$2,833	$487	$14,281

Current-period gross charge-offs	$-	$8	$-	$-	$-	$2	$-	$10

Total loans
Pass	$249,081	$168,584	$71,990	$72,387	$173,407	$224,969	$145,801	$1,106,219
Watch	16,259	18,474	8,228	9,829	18,326	14,351	16,745	102,212
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,683	4,177	524	10,404	4,040	29,280	1,842	51,950
Substandard-Impaired	-	2,433	2,169	8,476	708	1,412	1,313	16,511
Total	$267,023	$193,668	$82,911	$101,096	$196,481	$270,012	$165,701	$1,276,892

Current-period gross charge-offs	$-	$222	$211	$600	$4	$11	$-	$1,048

December 31, 2025	Amortized Cost Basis of Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Real estate - construction
Pass	$41,174	$2,861	$15,707	$-	$202	$17	$1,702	$61,663
Watch	188	-	-	-	-	-	-	188
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	-	-	-	-	-	-	-
Total	$41,362	$2,861	$15,707	$-	$202	$17	$1,702	$61,851

Current-period gross charge-offs	$-	$44	$-	$-	$-	$-	$-	$44

Real estate - 1-4 family residential
Pass	$66,583	$34,310	$37,820	$61,918	$44,640	$34,781	$23,445	$303,497
Watch	664	1,022	1,127	141	8,505	601	342	12,402
Special Mention	198	-	94	-	722	-	-	1,014
Substandard	-	70	421	-	1,067	165	-	1,723
Substandard-Impaired	414	81	116	-	-	263	-	874
Total	$67,859	$35,483	$39,578	$62,059	$54,934	$35,810	$23,787	$319,510

Current-period gross charge-offs	$-	$-	$-	$-	$-	$2	$-	$2

Real estate - multi-family
Pass	$44,032	$8,512	$6,479	$41,574	$21,766	$35,365	$6,434	$164,162
Watch	408	6,349	534	-	15,751	2,098	-	25,140
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	8,417	3,782	2,842	-	-	15,041
Substandard-Impaired	889	-	-	-	-	-	-	889
Total	$45,329	$14,861	$15,430	$45,356	$40,359	$37,463	$6,434	$205,232

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$50,627	$24,858	$19,991	$58,509	$42,010	$50,105	$1,186	$247,286
Watch	5,851	4,188	1,207	18,645	5,260	3,385	462	38,998
Special Mention	-	-	-	-	-	-	-	-
Substandard	221	220	-	-	15,487	973	-	16,901
Substandard-Impaired	-	-	9,460	-	-	475	-	9,935
Total	$56,699	$29,266	$30,658	$77,154	$62,757	$54,938	$1,648	$313,120

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$31,461	$14,801	$15,642	$24,258	$24,451	$31,286	$1,629	$143,528
Watch	7,209	1,548	1,074	1,101	258	3,313	372	14,875
Special Mention	-	-	-	-	-	-	-	-
Substandard	450	-	1,255	-	56	91	-	1,852
Substandard-Impaired	141	-	-	-	132	25	-	298
Total	$39,261	$16,349	$17,971	$25,359	$24,897	$34,715	$2,001	$160,553

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

December 31, 2025	Amortized Cost Basis of Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial
Pass	$13,209	$5,738	$5,885	$5,989	$3,988	$3,028	$35,130	$72,967
Watch	896	464	7,057	515	928	689	2,589	13,138
Special Mention	-	-	-	-	-	-	-	-
Substandard	50	234	-	-	-	-	-	284
Substandard-Impaired	393	250	24	-	-	355	312	1,334
Total	$14,548	$6,686	$12,966	$6,504	$4,916	$4,072	$38,031	$87,723

Current-period gross charge-offs	$1,346	$118	$-	$-	$-	$18	$-	$1,482

Agricultural
Pass	$18,127	$4,396	$2,881	$3,408	$1,859	$450	$79,922	$111,043
Watch	3,350	997	638	298	247	186	10,147	15,863
Special Mention	-	-	-	-	-	-	-	-
Substandard	2,276	-	-	28	-	20	4,042	6,366
Substandard-Impaired	-	600	30	-	201	15	436	1,282
Total	$23,753	$5,993	$3,549	$3,734	$2,307	$671	$94,547	$134,554

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$4,982	$1,921	$2,904	$1,562	$1,508	$1,829	$471	$15,177
Watch	10	-	-	-	-	-	-	10
Special Mention	-	-	-	-	-	-	-	-
Substandard	36	-	-	-	-	-	-	36
Substandard-Impaired	-	2	2	-	-	4	-	8
Total	$5,028	$1,923	$2,906	$1,562	$1,508	$1,833	$471	$15,231

Current-period gross charge-offs	$2	$1	$-	$-	$-	$-	$-	$3

Total loans
Pass	$270,195	$97,397	$107,309	$197,218	$140,424	$156,861	$149,919	$1,119,323
Watch	18,576	14,568	11,637	20,700	30,949	10,272	13,912	120,614
Special Mention	198	-	94	-	722	-	-	1,014
Substandard	3,033	524	10,093	3,810	19,452	1,249	4,042	42,203
Substandard-Impaired	1,837	933	9,632	-	333	1,137	748	14,620
Total	$293,839	$113,422	$138,765	$221,728	$191,880	$169,519	$168,621	$1,297,774

Current-period gross charge-offs	$1,348	$163	$-	$-	$-	$20	$-	$1,531

7.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at September 30, 2026 and  December 31, 2025 (in thousands):

	2026		2025
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$5,825	$6,411	$5,620

The weighted average remaining life of the intangible assets is approximately 1.7 years and 1.6 years as of September 30, 2026 and  December 31, 2025, respecitively.

The following sets forth the activity related to the intangible assets for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Beginning intangible assets, net	$654	$938	$791	$1,092
Amortization	(68)	(77)	(205)	(231)

Ending intangible assets, net	$586	$861	$586	$861

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2026	$63
2027	240
2028	190
2029	93
2030	-

Total	$586

8.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of September 30, 2026 and  December 31, 2025 (in thousands):

	2026	2025
Securities sold under agreements to repurchase:
U.S. government treasuries	$12,014	$14,604
U.S. government agencies	26,224	35,479
U.S. government mortgage-backed securities	18,338	9,842

Total pledged collateral	$56,576	$59,925

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

9.	Borrowings

On April 25, 2024, the Company entered into a promissory note and line of credit agreement with an unaffiliated bank, providing for a two-year five million dollar line of credit facility.  On May 15, 2026, the Company extended the maturity date for an additional two years. The Company has secured its obligations under the Credit Agreement by pledging to the Lender all outstanding shares of common stock of its subsidiary bank, Reliance State Bank. The Company had no outstanding borrowings on the line of credit as of  September 30, 2026 and December 31, 2025. The Company did not comply with one covenant as of  September 30, 2026 and  December 31, 2025. The agreement includes a covenant requiring that the modified Texas Ratio not exceed a specific threshold at the end of each calendar quarter. Effective beginning with the quarter ended June 30, 2026, the covenant threshold was amended from 20% to 25%. Accordingly, the modified Texas Ratio was required not to exceed 25% as of June 30, 2026 and subsequent quarter ends, compared with 20% as of December 31, 2025. The modified Texas Ratio is defined as substandard, substandard-impaired loans and other real estate owned, divided by the sum of Tier 1 capital plus the Allowance for Credit Losses – Loans. The modified Texas Ratio was 28.1% as of  September 30, 2026 and 24.6% as of December 31, 2025.  The lender waived the noncompliance.

FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $321.5 million and $291.9 million at  September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the Company had $1.5 million of interest-free FHLB advances. As of December 31, 2025, the Company had $19.5 million of FHLB advances with a weighted average interest rate of 3.95%.

On June 6, 2022, the Company borrowed $4.0 million on a credit agreement with a commercial bank. The borrowings were used for general corporate purposes. Interest under the note is payable quarterly over four years. Required quarterly principal payments of $150 thousand began in September 2022, with the remaining balance due June 2026. The interest rate is fixed at 3.35%. This note was paid in full in June 2026 and there is no outstanding balance remaining as of  September 30, 2026. The outstanding balance was $1.9 million as of  December 31, 2025.

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

During 2023, the Company executed an interest rate swap designated as a fair value hedge with an original notional amount of $25.0 million to convert certain long-term fixed rate 1-4 family loans to floating rates to hedge interest rate risk exposure using the portfolio layer method. The hedge matured in August 2026.

The portfolio layer method allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors that would affect the timing and amount of cash flow. The fair value portfolio level basis adjustment on the hedged loans has not been attributed to the individual loans on the consolidated balance sheet.

The table below identifies the notional amount, fair value and balance sheet category of the Company's interest rate swaps at September 30, 2026, and  December 31, 2025 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2026
Interest rate swaps	$7,791	$720	Other assets
December 31, 2025
Interest rate swaps	$8,115	$549	Other assets
Interest rate swaps	25,000	(144)	Other liabilities

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as a fair value hedge accounting relationship at September 30, 2026, and  December 31, 2025 (in thousands):

			Cumulative Amount of Fair Value
	Location in the consolidated	Carrying Amount of	Hedging Adjustment Included in
	balance sheet	the Hedged Assets	Carrying Amount of Hedged Assets
September 30, 2026
Interest rate swaps	Loans receivable, net	$7,394	$(720)
December 31, 2025
Interest rate swaps	Loans receivable, net	$47,767	$(404)

Back-to-Back Loan Swaps

The Company has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and nine months ended September 30, 2026, and September 30, 2025, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at September 30, 2026, and  December 31, 2025 (in thousands):

				Weighted Average	Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate
September 30, 2026
Customer interest rate swaps	$8,589	$348	Other assets	5.98%	5.77%
Customer interest rate swaps	8,589	(348)	Other liabilities	5.77%	5.98%
December 31, 2025
Customer interest rate swaps	$8,773	$174	Other assets	5.98%	5.77%
Customer interest rate swaps	8,773	(174)	Other liabilities	5.77%	5.98%

The Company was required to pledge $708 thousand and $1.1 million of securities as collateral for these derivative financial instruments at September 30, 2026, and December 31, 2025, respectively. The Company's counterparties were not required to pledge collateral at September 30, 2026 and  December 31, 2025.

11.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since  December 31, 2025 is due primarily to the increase in unrealized losses on investment securities.

12.	Commitments, Contingencies and Concentrations of Credit Risk

On April 7, 2026, the Company entered into a $2.0 million commitment with a contractor to remodel the Company headquarters in Ames, Iowa. The Company has $1.6 million of the commitment remaining at September 30, 2026.

On May 14, 2026, the Company entered into a $1.8 million commitment with a contractor to remodel two branches in Creston, Iowa. The Company has $1.0 million of the commitment remaining at September 30, 2026.

13.	Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and the Banks met all capital adequacy requirements to which they were subject as of September 30, 2026.

The Company and the Banks’ capital amounts and ratios as of September 30, 2026 and  December 31, 2025 are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2026
Total capital (to risk-weighted assets):
Consolidated	$244,819	17.0%	$151,427	10.50%	N/A	N/A
Boone Bank & Trust	17,084	15.4	11,655	10.50	11,100	10.0%
First National Bank	120,341	16.4	76,939	10.50	73,275	10.0
Iowa State Savings Bank	29,077	15.9	19,180	10.50	18,266	10.0
Reliance State Bank	30,294	14.1	22,545	10.50	21,472	10.0
State Bank & Trust	23,419	19.3	12,754	10.50	12,146	10.0
United Bank & Trust	13,712	17.7	8,118	10.50	7,731	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$227,180	15.8%	$122,584	8.50%	N/A	N/A
Boone Bank & Trust	16,046	14.5	9,435	8.50	8,880	8.0%
First National Bank	111,705	15.2	62,284	8.50	58,620	8.0
Iowa State Savings Bank	26,790	14.7	15,526	8.50	14,613	8.0
Reliance State Bank	27,609	12.9	18,251	8.50	17,178	8.0
State Bank & Trust	21,900	18.0	10,324	8.50	9,717	8.0
United Bank & Trust	12,762	16.5	6,572	8.50	6,185	8.0

Tier 1 capital (to average-assets):
Consolidated	$227,180	10.8%	$84,230	4.00%	N/A	N/A
Boone Bank & Trust	16,046	10.0	6,412	4.00	8,015	5.0%
First National Bank	111,705	10.3	43,383	4.00	54,229	5.0
Iowa State Savings Bank	26,790	9.7	11,099	4.00	13,873	5.0
Reliance State Bank	27,609	9.9	11,137	4.00	13,921	5.0
State Bank & Trust	21,900	11.1	7,909	4.00	9,886	5.0
United Bank & Trust	12,762	10.8	4,740	4.00	5,925	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$227,180	15.8%	$100,951	7.00%	N/A	N/A
Boone Bank & Trust	16,046	14.5	7,770	7.00	7,215	6.5%
First National Bank	111,705	15.2	51,293	7.00	47,629	6.5
Iowa State Savings Bank	26,790	14.7	12,786	7.00	11,873	6.5
Reliance State Bank	27,609	12.9	15,030	7.00	13,957	6.5
State Bank & Trust	21,900	18.0	8,502	7.00	7,895	6.5
United Bank & Trust	12,762	16.5	5,412	7.00	5,025	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2025
Total capital (to risk-weighted assets):
Consolidated	$232,927	15.6%	$156,836	10.50%	N/A	N/A
Boone Bank & Trust	16,732	13.7	12,803	10.50	12,193	10.0%
First National Bank	117,737	15.5	79,690	10.50	75,895	10.0
Iowa State Savings Bank	28,059	15.8	18,634	10.50	17,746	10.0
Reliance State Bank	29,585	13.4	23,221	10.50	22,116	10.0
State Bank & Trust	23,133	17.1	14,192	10.50	13,516	10.0
United Bank & Trust	13,459	17.3	8,169	10.50	7,780	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$214,256	14.3%	$126,962	8.50%	N/A	N/A
Boone Bank & Trust	15,630	12.8	10,364	8.50	9,754	8.0%
First National Bank	108,267	14.3	64,511	8.50	60,716	8.0
Iowa State Savings Bank	25,836	14.6	15,084	8.50	14,197	8.0
Reliance State Bank	26,820	12.1	18,798	8.50	17,692	8.0
State Bank & Trust	21,494	15.9	11,489	8.50	10,813	8.0
United Bank & Trust	12,496	16.1	6,613	8.50	6,224	8.0

Tier 1 capital (to average-assets):
Consolidated	$214,256	10.1%	$84,937	4.00%	N/A	N/A
Boone Bank & Trust	15,630	9.4	6,621	4.00	8,276	5.0%
First National Bank	108,267	9.9	43,622	4.00	54,528	5.0
Iowa State Savings Bank	25,836	9.3	11,144	4.00	13,931	5.0
Reliance State Bank	26,820	9.4	11,423	4.00	14,279	5.0
State Bank & Trust	21,494	11.1	7,752	4.00	9,690	5.0
United Bank & Trust	12,496	10.2	4,897	4.00	6,121	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$214,256	14.3%	$104,557	7.00%	N/A	N/A
Boone Bank & Trust	15,630	12.8	8,535	7.00	7,925	6.5%
First National Bank	108,267	14.3	53,127	7.00	49,332	6.5
Iowa State Savings Bank	25,836	14.6	12,422	7.00	11,535	6.5
Reliance State Bank	26,820	12.1	15,481	7.00	14,375	6.5
State Bank & Trust	21,494	15.9	9,461	7.00	8,785	6.5
United Bank & Trust	12,496	16.1	5,446	7.00	5,057	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes for all capital ratios except tier 1 capital to average assets. A banking organization with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At September 30, 2026, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

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

Accounting policies for the banking segment are the same as those described in Note 1, Nature of Business and Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The CODM assesses performance of the banking segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. All categories of interest expense, credit loss expense, and noninterest expense as disclosed in the Company’s consolidated statements of income are considered significant to the banking segment. For the nine months ended September 30, 2026 and 2025, respectively, there were no adjustments or reconciling items between the banking segment net income and consolidated net income as presented in the consolidated statements of income.

The measure of segment assets is based on total assets as reported on the consolidated balance sheets. For the nine months ended September 30, 2026, and the year ended December 31, 2025, respectively, there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated balance sheets.

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

The Company had net income of $7.0 million, or $0.80 per share, for the three months ended September 30, 2026, compared to net income of $4.6 million, or $0.51 per share, for the three months ended September 30, 2025. The Company had net income of $18.9 million, or $2.14 per share, for the nine months ended September 30, 2026, compared to net income of $12.5 million, or $1.41 per share, for the nine months ended September 30, 2025. The increase in earnings is primarily due to an increase in net interest income. Net interest income increased due to higher yields and average balances on investments, combined with a declining cost of funds driven by lower market rates and reduced borrowings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$16,957	$14,049	$48,770	$40,430
Tax-equivalent adjustment (1)	103	109	324	349
Net interest income on an FTE basis (non-GAAP)	17,060	14,158	49,094	40,779
Average interest-earning assets	$2,021,787	$2,001,002	$2,052,004	$2,036,289
Net interest margin on an FTE basis (non-GAAP)	3.38%	2.83%	3.19%	2.67%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended September 30, 2026 and 2025

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended September 30, 2026 and 2025:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$91,385	$1,418	6.21%	$95,115	$1,533	6.45%
Agricultural	118,789	1,945	6.55%	125,778	2,218	7.05%
Real estate	1,050,837	14,349	5.46%	1,054,016	13,430	5.10%
Consumer and other	14,131	187	5.29%	16,769	228	5.44%

Total loans (including fees)	1,275,142	17,899	5.61%	1,291,678	17,409	5.39%

Investment securities
Taxable	625,081	4,794	3.07%	568,730	3,344	2.35%
Tax-exempt (2)	64,599	489	3.03%	75,281	520	2.77%
Total investment securities	689,680	5,283	3.06%	644,011	3,864	2.40%

Interest-bearing deposits with banks and federal funds sold	56,965	554	3.89%	65,313	689	4.22%

Total interest-earning assets	2,021,787	$23,736	4.70%	2,001,002	$21,962	4.39%

Noninterest-earning assets	65,361			65,634

TOTAL ASSETS	$2,087,148			$2,066,636

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,157,505	$3,636	1.26%	$1,140,317	$4,031	1.41%
Time deposits	319,608	2,736	3.42%	336,692	3,142	3.73%
Total deposits	1,477,113	6,372	1.73%	1,477,009	7,173	1.94%
Other borrowed funds	39,654	304	3.07%	71,223	631	3.54%

Total interest-bearing liabilities	1,516,767	6,676	1.76%	1,548,232	7,804	2.02%

Noninterest-bearing liabilities
Noninterest-bearing checking	343,695			310,424
Other liabilities	12,845			12,217

Stockholders' equity	213,841			195,763

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,087,148			$2,066,636

Net interest income (FTE)(3)		$17,060			$14,158
Net interest spread (FTE)			2.94%			2.37%
Net interest margin (FTE)(3)			3.38%			2.83%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended September 30, 2026 and 2025, the Company's net interest margin adjusted for tax exempt income was 3.38% and 2.83%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2026 totaled $17.0 million compared to $14.0 million for the three months ended September 30, 2025.

For the three months ended September 30, 2026, interest income increased $1.8 million, or 8.2%, when compared to the same period in 2025. The increase is primarily due to higher yield and average balances on the investment portfolio and improved yield on the loan portfolio. Interest income recognized on nonaccrual loans for the three months ended September 30, 2026 and 2025 was approximately $171 thousand and $54 thousand, respectively.

Interest expense decreased $1.1 million, or 14.5%, for the three months ended September 30, 2026 when compared to the same period in 2025. The lower interest expense for the period is primarily due to lower market rates and reduced borrowings.

Credit Loss Expense

A credit loss expense of $66 thousand was recognized for the three months ended September 30, 2026 as compared to a credit loss expense of $627 thousand for the three months ended September 30, 2025. Net loan charge-offs for the three months ended September 30, 2026 totaled $745 thousand compared to net loan recoveries of $344 thousand for the three months ended September 30, 2025. The credit loss expense in 2026 was primarily due to charge-offs in the commercial real estate and operating loan portfolios, partially offset by a decrease in specific reserves. The credit loss expense in 2025 was primarily due to an increase in specific reserves for loans in those same portfolios. The charge-offs in the third quarter of 2026 were on commercial real estate and operating loans for which specific reserves had previously been established.

Noninterest Income and Expense

Noninterest income for the three months ended September 30, 2026 totaled $3.5 million compared to $2.5 million for the three months ended September 30, 2025, an increase of 36.7%. The increase is primarily due to an increase in wealth management income and other noninterest income. The increase in wealth management income is primarily due to estate and trust fees earned from several estates that concluded administration during the quarter, as well as continued growth in assets under management. The increase in other noninterest income is primarily due to $235 thousand of insurance proceeds received in connection with storm-related property damage.

Noninterest expense for the three months ended September 30, 2026 totaled $11.2 million compared to $10.2 million recorded for the three months ended September 30, 2025, an increase of 9.6%. The increase reflects higher professional fees, salaries and benefits. The increase in professional fees was primarily due to $600 thousand of consultant fees for certain contract negotiations during the three months ended September 30, 2026.  The consultant fees are expected to continue throughout 2026 as negotiations are in process. The increase in salaries and benefits was driven by anticipated bonus payouts as Company performance thresholds are met, in addition to normal increases in salaries and benefits. The efficiency ratio was 54.97% for the third quarter of 2026 as compared to 61.76% in the third quarter of 2025. The efficiency ratio continues to improve as net interest margin increases.

Income Taxes

Income tax expense for the three months ended September 30, 2026 totaled $2.1 million compared to $1.2 million recorded for the three months ended September 30, 2025. The effective tax rate was 23% and 20% for the three months ended September 30, 2026 and 2025, respectively. The increase in income tax expense and effective tax rate was primarily due to higher net income and lower New Markets Tax Credits.  The final year of tax credits was 2025 for a majority of the New Markets Tax Credit projects.

Income Statement Review for the Nine Months ended September 30, 2026 and 2025

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2026 and 2025:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$85,928	$3,951	6.13%	$93,219	$4,313	6.17%
Agricultural	120,971	5,750	6.34%	125,211	6,423	6.84%
Real estate	1,055,197	41,781	5.28%	1,062,195	39,345	4.94%
Consumer and other	14,125	564	5.32%	16,648	669	5.36%

Total loans (including fees)	1,276,221	52,046	5.44%	1,297,273	50,750	5.22%

Investment securities
Taxable	618,433	13,391	2.89%	563,881	9,300	2.20%
Tax-exempt (2)	69,738	1,542	2.95%	80,938	1,663	2.74%
Total investment securities	688,171	14,933	2.89%	644,819	10,963	2.27%

Interest-bearing deposits with banks and federal funds sold	87,612	2,472	3.76%	94,197	3,092	4.38%

Total interest-earning assets	2,052,004	$69,451	4.51%	2,036,289	$64,805	4.24%

Noninterest-earning assets	63,653			66,456

TOTAL ASSETS	$2,115,657			$2,102,745

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,178,631	$10,967	1.24%	$1,169,128	$12,430	1.42%
Time deposits	321,756	8,221	3.41%	333,458	9,549	3.82%
Total deposits	1,500,387	19,188	1.71%	1,502,586	21,979	1.95%
Other borrowed funds	49,310	1,169	3.16%	76,513	2,047	3.57%

Total interest-bearing liabilities	1,549,697	20,357	1.75%	1,579,099	24,026	2.03%

Noninterest-bearing liabilities
Noninterest-bearing checking	341,139			323,622
Other liabilities	12,916			13,037

Stockholders' equity	211,905			186,987

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,115,657			$2,102,745

Net interest income (FTE)(3)		$49,094			$40,779
Net interest spread (FTE)			2.76%			2.21%
Net interest margin (FTE)(3)			3.19%			2.67%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the nine months ended September 30, 2026 and 2025, the Company's net interest margin adjusted for tax exempt income was 3.19% and 2.67%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2026 totaled $48.8 million compared to $40.4 million for the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, interest income increased $4.7 million, or 7.2%, when compared to the same period in 2025. The increase is primarily due to higher yield and average balances on the investment portfolio and improved yield on the loan portfolio. Interest income recognized on nonaccrual loans for the nine months ended September 30, 2026 and 2025 was approximately $202 thousand and $56 thousand, respectively.

Interest expense decreased $3.7 million, or 15.3%, for the nine months ended September 30, 2026 when compared to the same period in 2025. The lower interest expense for the period is primarily due to lower market rates and reduced borrowings.

Credit Loss Expense

A credit loss benefit of ($73) thousand was recognized for the nine months ended September 30, 2026 as compared to a credit loss expense of $1.7 million for the nine months ended September 30, 2025. Net loan charge-offs for the nine months ended September 30, 2026 totaled $968 thousand compared to net loan charge-offs of $812 thousand for the nine months ended September 30, 2025. The credit loss benefit in 2026 was primarily due to a decline in loan balances. The credit loss expense in 2025 was primarily due to an increase in specific reserves in the commercial real estate and operating loan portfolios.

Noninterest Income and Expense

Noninterest income for the nine months ended September 30, 2026 totaled $9.0 million compared to $7.7 million for the nine months ended September 30, 2025, an increase of 15.9%. The increase is primarily due to an increase in wealth management income and other noninterest income. The increase in wealth management income is primarily due to estate and trust fees earned from several estates that concluded administration during 2026,  as well as continued growth in assets under management. The increase in other noninterest income is primarily due to $235 thousand of insurance proceeds received in connection with storm-related property damage.

Noninterest expense for the nine months ended September 30, 2026 totaled $33.3 million compared to $30.9 million recorded for the nine months ended September 30, 2025, an increase of 7.8%. The increase reflects higher professional fees, salaries and benefits. The increase in professional fees was primarily due to $1.2 million of consultant fees for certain contract negotiations during the nine months ended September 30, 2026.  The consultant fees are expected to continue throughout 2026 as negotiations are in process. The increase in salaries and benefits was driven by anticipated bonus payouts as Company performance thresholds are met, in addition to normal increases in salaries and benefits. The efficiency ratio was 57.63% for the nine months ended September 30, 2026 as compared to 64.10% in the nine months ended September 30, 2025. The efficiency ratio continues to improve as net interest margin increases.

Income Taxes

Income tax expense for the nine months ended September 30, 2026 totaled $5.6 million compared to $3.1 million recorded for the nine months ended September 30, 2025. The effective tax rate was 23% and 20% for the nine months ended September 30, 2026 and 2025, respectively. The increase in income tax expense and effective tax rate was primarily due to higher net income and lower New Markets Tax Credits.  The final year of tax credits was 2025 for a majority of the New Markets Tax Credit projects.

Balance Sheet Review

As of September 30, 2026, total assets were $2.08 billion, a $51.4 million decrease compared to December 31, 2025. This decrease in assets is primarily due to a decrease in interest-bearing deposits in financial institutions and the loan portfolio, partially offset by an increase in securities available-for-sale.

Investment Portfolio

The investment portfolio totaled $671 million as of September 30, 2026, an increase of $15 million from the December 31, 2025 balance of $656 million. The increase in securities available-for-sale is primarily due to purchases in excess of maturities and partially offset by an increase in unrealized losses in the investment portfolio.

On a quarterly basis, the investment portfolio is reviewed for credit losses. As of September 30, 2026, gross unrealized losses of $43.6 million, are due to the interest rate environment and are not considered credit-related. Certain bonds in the investment portfolio may incur credit losses and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not have an allowance for credit losses on these investments as of September 30, 2026.

Loan Portfolio

The loan portfolio, net of the allowance for credit losses, totaled $1.26 billion and $1.28 billion as of September 30, 2026 and December 31, 2025, respectively. The decrease is primarily due to payoffs in the agricultural and multi-family loan portfolios.

Deposits

Deposits totaled $1.83 billion and $1.85 billion as of September 30, 2026 and December 31, 2025, respectively. The decrease in deposits is primarily due to a decrease in retail and commercial noninterest-bearing checking and time deposits, partially offset by an increase in public funds. Securities sold under agreements to repurchase decreased to $33.3 million as of September 30, 2026 compared to $38.8 million as of December 31, 2025. Securities sold under agreements to repurchase and deposit balances fluctuate as customers’ liquidity needs vary and could be impacted by prevailing market interest rates, competition, and economic conditions. Approximately 14% of deposits are tied to external indexes as of September 30, 2026. Deposit interest expense related to these deposits can be more volatile than other deposit products in a changing interest rate environment.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which totaled $1.26 billion and $1.28 billion as of September 30, 2026 and December 31, 2025, respectively. Net loans comprise 61% of total assets as of September 30, 2026. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.3% at September 30, 2026, as compared to 1.19% at December 31, 2025. The Company’s level of problem loans as a percentage of total loans at September 30, 2026 of 1.3% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of June 30, 2026, of 0.62%, most recent available.

Substandard-Impaired loans totaled $16.5 million as of September 30, 2026 and have increased $1.9 million as compared to the substandard-impaired loans of $14.6 million as of December 31, 2025. The increase is primarily due to one relationship in the agricultural loan portfolio.

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

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of September 30, 2026, nonaccrual loans totaled $17.0 million and $27 thousand of loans past due 90 days and still accruing. This compares to nonaccrual loans of $15.1 million and $328 thousand of loans past due 90 days and still accruing as of December 31, 2025. There was no other real estate owned as of September 30, 2026 and $204 thousand of other real estate owned as of December 31, 2025.

Loans past due 30 days or more totaled $10.0 million as of September 30, 2026, compared to $7.3 million as of December 31, 2025. The increase is primarily related to one agricultural operating loan relationship classified as substandard-impaired.

Substandard loans totaled $52.0 million as of September 30, 2026 and have increased $9.8 million as compared to the substandard loans of $42.2 million as of December 31, 2025. The increase is primarily due to one large relationship secured by 1-4 family residential properties and weakening in the multi-family portfolio.

The watch and special mention loans classified as agricultural real estate and operating totaled $37.1 million as of September 30, 2026 as compared to $30.7 million as of December 31, 2025. The substandard and substandard-impaired loans in these categories totaled $8.1 million and $9.8 million as of September 30, 2026 and December 31, 2025, respectively. The change is primarily due to variable yields, weather impacts and commodity prices affecting agricultural loans. Subsequent to September 30, 2026, a substandard-impaired and nonaccrual agricultural operating loan relationship of $3 million was paid in full.  Approximately $300 thousand of nonaccrual interest was collected and recognized in October 2026.

The watch and special mention loans classified as commercial real estate totaled $34.1 million as of September 30, 2026 as compared to $39.0 million as of December 31, 2025. The substandard and substandard-impaired commercial real estate loans totaled $22.6 million and $26.8 million as of September 30, 2026 and December 31, 2025, respectively. The decrease is primarily due to payoffs of substandard loans.

The allowance for credit losses as a percentage of outstanding loans was 1.31% and 1.36% as of September 30, 2026 and December 31, 2025, respectively. The allowance for credit losses totaled $16.7 million and $17.7 million as of September 30, 2026 and December 31, 2025, respectively. The decrease in the allowance for credit losses is primarily due to a decline in specific reserves and outstanding loan balances.

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

Commercial real estate and multi-family real estate represent approximately 39% of the loan portfolio as of September 30, 2026.  The following is an additional breakdown of the Company's commercial real estate and multi-family real estate portfolios (in thousands):

	September 30, 2026		December 31, 2025

	Total	Percent of Total Loans	Total	Percent of Total Loans

Real estate - multi-family	$192,161	15.1%	$205,232	15.8%

Real estate - commercial
Owner-Occupied All Purposes	165,366	13.0%	166,250	12.8%
Non-Owner Occupied Retail or Other	45,135	3.5%	50,141	3.9%
Non-Owner Occupied Hotel	34,857	2.7%	36,676	2.8%
Non-Owner Occupied Warehouse	33,867	2.6%	31,692	2.4%
Non-Owner Occupied Office	22,743	1.8%	28,361	2.2%
Total real estate - commercial	301,968	23.6%	313,120	24.1%

Total real estate - commercial and multi-family	$494,129	38.7%	$518,352	39.9%

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

As of September 30, 2026, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company’s liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions as of September 30, 2026 and December 31, 2025 totaled $75.2  million and $126.8  million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of September 30, 2026 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $321.5 million, with $1.5 million of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $106.8 million, with no outstanding federal fund purchase balances as of September 30, 2026. The Company had securities sold under agreements to repurchase totaling $33.3 million as of September 30, 2026.

Total investments as of September 30, 2026 were $671 million compared to $656 million as of December 31, 2025. These investments provide the Company with liquidity since all of the investments are classified as available-for-sale as of September 30, 2026. The Company has $391.9 million of unpledged securities available-for-sale and interest-bearing deposits as of September 30, 2026. The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities and payments represent a significant source of liquidity.

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2026 totaled $16.9  million compared to $13.9  million for the nine months ended September 30, 2025. The increase of $3 million in cash provided by operating activities was primarily due to higher net interest income.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2026 was ($12.6) million compared to $48.4 million for the nine months ended September 30, 2025. The decrease of $61 million in cash provided by investing activities was primarily due to purchases of securities available-for-sale.

Net cash (used in) financing activities for the nine months ended September 30, 2026 totaled ($55.9) million compared to ($55.4) million for the nine months ended September 30, 2025. The increase of $531 thousand in cash used in financing activities was primarily due to a larger decline in deposits, partially offset by a smaller decrease in securities sold under agreements to repurchase. As of September 30, 2026, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $14.4 million and $9.7 million for the nine months ended September 30, 2026 and 2025, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $7.2 million as of September 30, 2026.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of September 30, 2026 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2026 totaled $205.8 million and was $2.1 million lower than the $207.9 million recorded as of December 31, 2025. The decrease in stockholders’ equity was primarily the result of an increase in unrealized losses on the investment portfolio, partially offset by retention of net income in excess of dividends. At September 30, 2026 and December 31, 2025, stockholders’ equity as a percentage of total assets was 9.9% and 9.7%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of September 30, 2026. Unrealized losses on the investment portfolio are excluded from regulatory capital.

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

In August 2025, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 200,000 shares of the Company's common stock.  As of September 30, 2026, there were 165,053 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2026.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2026 to July 31, 2026	-	$-	-	165,053

August 1, 2026 to August 31, 2026	-	$-	-	165,053

September 1, 2026 to September 30, 2026	-	$-	-	165,053

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: November 6, 2026	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Justin C. Clausen

Justin C. Clausen, Chief Financial Officer
(Principal Financial and Accounting Officer)